Form 10-Q
period 2018-03-31
Strongbridge Biopharma plc
filed 2018-05-10
CIK 1634432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission file number 001-37569

Strongbridge Biopharma plc

(Exact name of Registrant as specified in its charter)

Ireland	98-1275166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 Northbrook Drive

Suite 200

Trevose, PA 19053

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: +1 610‑254‑9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[X]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[ ]
(Do not check if a smaller reporting company)
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 4, 2018, there were 45,534,665 ordinary shares of the registrant issued and outstanding.

Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q are referred to without the ® and ™ symbols, but absence of such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. The trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRONGBRIDGE BIOPHARMA plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$92,405	$57,510
Accounts receivable	2,016	1,584
Inventory	1,661	511
Prepaid expenses and other current assets	1,776	1,208
Total current assets	97,858	60,813
Property and equipment, net	12	15
Intangible assets, net	58,041	35,155
Goodwill	7,256	7,256
Other assets	360	686
Total assets	$163,527	$103,925
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,168	$1,247
Accrued liabilities	8,837	11,232
Total current liabilities	11,005	12,479
Long-term debt	76,142	37,794
Warrant liability	51,008	41,308
Supply agreement liability, noncurrent	23,519	24,258
Total liabilities	161,674	115,839
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Deferred shares, $1.098 par value, 40,000 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017	44	44
Ordinary shares, $0.01 par value, 600,000,000 shares authorized at March 31, 2018 and December 31, 2017; 45,531,827 and 40,149,812 shares issued and outstanding at March 31, 2018 and December 31, 2017	455	401
Additional paid-in capital	272,960	230,524
Accumulated deficit	(271,606)	(242,883)
Total stockholders’ equity (deficit)	1,853	(11,914)
Total liabilities and stockholders’ equity (deficit)	$163,527	$103,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31
	2018	2017
Revenues:
Net product sales	$3,870	$—
Total revenues	3,870	—

Cost and expenses:
Cost of sales (excluding amortization of intangible assets)	$667	$—
Selling, general and administrative	12,362	7,442
Research and development	4,881	3,481
Amortization of intangible assets	1,769	1,256
Total cost and expenses	19,679	12,179
Operating loss	(15,809)	(12,179)
Other expense, net:
Unrealized loss on fair value of warrants	(9,700)	(14,928)
Interest expense	(2,874)	(737)
Foreign exchange loss	(20)	(12)
Loss on extinguishment of debt	(500)	—
Other income (expense), net	180	(35)
Total other expense, net	(12,914)	(15,712)
Loss before income taxes	(28,723)	(27,891)
Income tax expense	—	(1,594)
Net loss	$(28,723)	$(29,485)
Net loss per share attributable to ordinary shareholders:
Basic and diluted	$(0.66)	$(0.83)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders:
Basic and diluted	43,620,746	35,335,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statement of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(unaudited)

					Additional		Total
	Ordinary Shares		Deferred Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance—December 31, 2017	40,149,812	$401	40,000	$44	$230,524	$(242,883)	$(11,914)
Net loss	—	—	—	—	—	(28,723)	(28,723)
Stock-based compensation	—	—	—	—	1,688	—	1,688
Issuance of shares, net of offering costs	5,255,683	53	—	—	33,455	—	33,508
Common stock issued, net of shares withheld for employee taxes	89,163	1	—	—	(429)	—	(428)
Exercise of stock options	37,169	*	—	—	59	—	59
Issuance of warrants related to loan agreements	—	—	—	—	7,663	—	7,663
Balance—March 31, 2018	45,531,827	$455	40,000	$44	$272,960	$(271,606)	$1,853

* Represents an amount less than $1.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(28,723)	$(29,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	9,700	14,928
Stock-based compensation	1,688	1,169
Amortization of intangible assets	1,769	1,256
Interest and related guarantee fees paid in kind	766	—
Amortization of debt discounts and debt issuance costs	314	140
Loss on extinguishment of debt	500	—
Deferred income tax expense	—	1,599
Depreciation	3	3
Changes in operating assets and liabilities:
Accounts receivable	(432)	—
Inventory	(1,150)	—
Prepaid expenses and other current assets	(567)	(198)
Other assets	325	(1)
Accounts payable	921	791
Accrued liabilities and other liabilities	(3,133)	509
Net cash used in operating activities	(18,019)	(9,289)
Cash flows from investing activities:
Payment for acquisitions	(24,655)	(7,500)
Net cash used in investing activities	(24,655)	(7,500)
Cash flows from financing activities:
Proceeds from long-term debt, net	44,930	—
Payment for loss on extinguishment of debt	(500)	—
Payment for amendment of long-term debt	—	(150)
Proceeds from issuance of ordinary shares, net	33,508	—
Proceeds from exercise of stock options	59	—
Payments related to tax withholding for net-share settled equity awards	(428)	—
Net cash provided by (used in) financing activities	77,569	(150)
Net increase (decrease) in cash and cash equivalents	34,895	(16,939)
Cash and cash equivalents—beginning of period	57,510	66,837
Cash and cash equivalents—end of period	$92,405	$49,898
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,642	$295
Income taxes other, net of refunds	$—	$255
Supplemental non-cash financing activities:
Issuance of shares from vested restricted share units	$1,016	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Notes to Unaudited Consolidated Financial Statements

1. Organization

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

Our second commercial product, Macrilen (macimorelin) is an oral growth hormone secretagogue receptor agonist, and is the first and only oral drug approved by the FDA for the diagnosis of patients with adult growth hormone deficiency (“AGHD”). In January 2018, we acquired the U.S. and Canadian rights to Macrilen and we expect to launch Macrilen in the United States in mid-2018.

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

Liquidity

We believe that our cash resources of $92.4 million at March 31, 2018 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these financial statements, which is after the expected receipt of data from the Recorlev SONICS and LOGICS Phase 3 clinical trials.  We expect our funding requirements for operating activities to increase in 2018 and possibly beyond due to expenses associated with the commercialization of Keveyis and Macrilen, the execution of the Phase 3 SONICS and LOGICS clinical trials for Recorlev, and selling, general and administrative expenses.  We also expect our cash needs to increase to fund potential in‑licenses, acquisitions or similar transactions as we pursue our strategy.  These expenses may be offset only in part by sales of Keveyis and Macrilen.  In addition, beginning in March 2021, we may be required to make quarterly principal payments to repay amounts borrowed under our credit facility.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital.  We plan to continue to fund our operations and capital funding needs through equity or debt financing along with revenues from Keveyis and Macrilen. There can be no assurances, however, that additional funding will be available on terms acceptable to us.

Our loan and security agreement, under which outstanding borrowings were $86.5 million at March 31, 2018 contains financial and non-financial covenants including minimum amounts of net revenue in 2018 and beyond. Failure to comply with the covenants could result in the lenders declaring the loan immediately due and payable. Our liquidity requirements are predicated on maintaining compliance with the debt covenants and repaying outstanding borrowings in accordance with the loan term (see Note 7).

2. Summary of significant accounting policies and basis of presentation

Basis of presentation

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the operating results and financial position for the periods presented.

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the consolidated financial statements.  Actual results could differ from those estimates. Results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

These unaudited consolidated financial statements should be read in conjunction with the accounting policies and notes to the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission on March 12, 2018 (the “2017 Annual Report”). Our significant accounting policies are described in Note 2 of the notes to the audited consolidated financial statements included in our 2017 Annual Report. Since the date of those financial statements, there have been no changes to our significant accounting policies.

Revenue recognition

We follow Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, effective April 1, 2017.  Topic 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We apply the five-step model to contracts only when it is probable that we will collect the consideration we are entitled to receive in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for net product revenue, see Note 3, "Revenue recognition".

Inventory and cost of sales

Inventory is stated at the lower of cost or market where cost is determined using the first-in, first-out method. Our inventory consists of only finished goods. Cost of sales includes the cost of inventory sold, which includes third-party acquisition costs, third-party warehousing and product distribution charges.

Foreign currency translation

The consolidated financial statements are reported in United States dollars, which is our functional currency, including each of our consolidated subsidiaries. Transactions in foreign currencies are remeasured into our functional currency at the rate of exchange prevailing at the date of the transaction. Any monetary assets and liabilities arising from these transactions are remeasured into our functional currency at exchange rates prevailing at the balance sheet date or on settlement. Resulting gains and losses are recorded in foreign exchange loss in our consolidated statements of operations.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. We must apply significant judgment in this process. Actual results could materially differ from those estimates.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. We view our operations and manage our business in one operating segment. Prior to March 31, 2018, our material long‑lived assets reside in Ireland, Sweden and the Cayman Islands. Effective March 31, 2018 all of our material long-lived assets reside in Ireland. For the three months ended March 31, 2018, revenues from product sales were derived entirely from the United States.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2018 and 2017, as they would be anti-dilutive:

	Three Months Ended
	March 31,
	2018	2017
Warrants	8,803,253	7,428,571
Stock options issued and outstanding	7,960,469	5,291,986
Unvested restricted stock units	173,400	194,000

Recent accounting pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other:  Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for us beginning in the first quarter of fiscal year 2021, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact this new accounting guidance will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments,  which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce diversity in practice. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We have adopted this effective January 1, 2018.

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

4. Fair value measurement

We follow FASB accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, and accounts payable approximate fair value.

The guidance requires fair value measurements to maximize the use of “observable inputs.” The three-level hierarchy of inputs to measure fair value are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, and accounts payable approximate fair value.

Level 2: Significant observable inputs other than Level 1 prices such as quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). The fair values of the outstanding warrants were measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	As of March 31, 2018
	Level I	Level II	Level III	Total
Cash equivalents	92,148	—	—	92,148
Total assets	$92,148	$—	$—	$92,148
Warrant liability	—	—	51,008	51,008
Total liabilities	$—	$—	$51,008	$51,008

	As of December 31, 2017
	Level I	Level II	Level III	Total
Cash equivalents	57,024	—	—	57,024
Total assets	$57,024	$—	$—	$57,024
Warrant liability	—	—	41,308	41,308
Total liabilities	$—	$—	$41,308	$41,308

5. Intangible assets and goodwill

The following represents the balance of our intangible assets as follows (in thousands):

	As of March 31, 2018
	Beginning of Period	Additions	Impairment	Amortization	End of Period
Keveyis	35,155	—	—	(1,256)	33,899
Macrilen	—	24,655	—	(513)	24,142
Goodwill	7,256	—	—	—	7,256
Total	$42,411	$24,655	$—	$(1,769)	$65,297

	As of December 31, 2017
	Beginning of Period	Additions	Impairment	Amortization	End of Period
IPR&D	$20,723	$—	$(20,723)	$—	$—
Keveyis	40,177	—	—	(5,022)	35,155
Goodwill	7,256	—	—	—	7,256
Total	$68,156	$—	$(20,723)	$(5,022)	$42,411

Our finite lived intangible assets consists of acquired developed product rights obtained from our acquisitions of Keveyis (dichlorphenamide) from a subsidiary of Taro Pharmaceutical Industries Ltd. (“Taro”) and Macrilen from Aeterna Zentaris GmbH.

Pursuant to the terms of the Asset Purchase Agreement and Supply Agreement we entered into with Taro, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017.  We concluded that the supply price payable by us exceeds fair value and, therefore, used a discounted cash flow method with a probability assumption to value the payments in excess of fair value at $29.3 million, for which we have recorded an intangible asset and corresponding liability. This liability will be reduced as we purchase inventory over the term of the Supply Agreement.  In addition, we incurred transaction costs of $2.4 million. The overall recording of the transaction resulted in the recording of an intangible asset of $40.2 million. This asset is being amortized over an eight-year period using the straight-line method.

We entered into a License and Assignment Agreement in 2018 with Aeterna Zentaris GmbH, pursuant to which we acquired the U.S. and Canadian rights to manufacture and commercialize Macrilen (macimorelin) for $24 million and incurred transaction costs of $0.7 million, resulting in an intangible of $24.7. This asset is being amortized over a ten-year period using the straight-line method.

We recorded amortization expense of $1.8 million and $1.3 for the three months ended March 31, 2018 and 2017, respectively.

6. Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Consulting and professional fees	$3,082	$3,207
Supply agreement - current portion	4,191	4,237
Employee compensation	1,342	3,668
Other	222	120
Total accrued liabilities	$8,837	$11,232

7. Long-term debt

On January 16, 2018 (the “Loan Amendment Effective Date”), we and our subsidiaries, Strongbridge U.S. Inc., Strongbridge Ireland Limited, Cortendo AB (publ) and Cortendo Cayman Ltd., entered into an amendment (the “Loan Amendment”), to the Term Loan Agreement (the “Loan Agreement”), dated July 14, 2017, with CRG Servicing LLC (“CRG”), as administrative agent and collateral agent, and the lenders named therein (the “Lenders”).

The primary purpose of the Loan Amendment was to increase the total potential borrowing under the Loan Agreement from $50 million to $100 million. The Loan Amendment provides for (i) an additional disbursement of $45.0 million (the “Second Tranche”), to the Company on the Loan Amendment Effective Date, and (ii) an additional disbursement of $5.0 million (the “Fourth Tranche”), to us at our election, contingent upon our achievement of certain revenue milestones and a market capitalization condition on or before December 31, 2018, as described in the Loan Amendment. We continue to be eligible to borrow up to an additional $10.0 million (the “Third Tranche”), contingent upon our achievement of certain revenue milestones on or before June 30, 2018, as previously provided in the Loan Agreement; provided, however, that under the Loan Agreement, as amended, the Third Tranche is now subject to market capitalization condition, as described in the Loan Amendment.

The term of the Loan Agreement, as amended, remains six years, although the interest-only period was extended by six months to December 31, 2020. We retained the option to extend the interest-only period to six years based upon the achievement of certain milestones during the interest-only period. The Loan Agreement provides for interest payable at an annual rate of 12.5% and a final payment fee of 5% of the principal balance.

The Loan Agreement includes a payment-in-kind (“PIK”) provision, which allows us to defer 4.0% of the 12.5% annual interest payable under the loan during the first three years of the term of the loan (which may be extended for the entire term of the loan, subject to the satisfaction of certain conditions) by adding such amount to the principal loan amount. We have elected to PIK each period so far, resulting in an additional $0.5 million added to our outstanding principal balance as of March 31, 2018. We have granted a security interest in substantially all of our existing assets and assets acquired by us in the future, including intellectual property. The Loan Agreement contains facility and prepayment fees, and customary affirmative and negative covenants, including a financial covenant regarding minimum amounts of net revenue and restrictions on our ability to pay cash dividends, and a list of events that will constitute “events of default” under the loan agreement, and permit the lenders to declare all amounts under the Loan Agreement immediately due and payable, including a material adverse change in our business, operations or financial condition. We recorded $10.6 million in debt discounts and $0.2 million of debt issuance costs relating to this loan agreement which have been recorded as a reduction to the long-term debt. These amounts will be amortized over the outstanding period of the debt to interest expense using the effective interest rate method.

As a condition to the Second Tranche under the Loan Agreement, as amended, we issued to the Lenders on the Loan Amendment Effective Date warrants to purchase an aggregate of 1,248,250 of our ordinary shares, at an exercise price of $10.00 per share. If we borrow the Third Tranche, we must issue to the Lenders, or their designees, one or more additional warrants to purchase a number of our ordinary shares equal to an aggregate of 0.20% of our ordinary shares outstanding following such issuance on a fully diluted basis (inclusive of the ordinary shares underlying all such warrants issued), at an exercise price equal to 110% of the closing price of our ordinary shares on the date immediately preceding the Third Tranche disbursement date. If we borrow the Fourth Tranche, we must issue to the Lenders, or their designees, one or more additional warrants to purchase a number of our ordinary shares equal to an aggregate of 0.25% of our ordinary shares outstanding following such issuance on a fully diluted basis (inclusive of the ordinary shares underlying all such warrants issued), at an exercise price equal to 140% of the 10-day volume weighted average price (“VWAP”) per ordinary share for the consecutive 10-day trading period ending on the trading day immediately prior to the Fourth Tranche disbursement date. Each of these warrants will be exercisable at any time prior to seven years following its issue date and will contain customary provisions for assumption or exchange upon a change of control or a sale of all or substantially all of our assets. The warrants were valued using the Black-Scholes Model resulting in a fair value of $7.7 million which was recorded as equity.

Due to a greater than 10% change in cash flows as compared to the original debt instrument, the loan amendment was accounted for as a debt extinguishment, which resulted in a $0.5 million loss during the three months ended March 31, 2018.

Future principal payments due under the Loan Agreement are as follows (in thousands):

Principal
Payments

2018	$—
2019	—
2020	—
2021	34,611
2022	34,611
2023	17,305
Total future payments	$86,527

8. Commitments and contingencies

Lease obligations

On April 22, 2014, we entered into a 48‑month building lease for approximately 3,000 square feet of space in Radnor, Pennsylvania. The lease has annual rent escalations. We obtained access to this leased space on August 1, 2014, and this was considered the lease commencement date for accounting purposes. Thus, rent expense began on this date and is recognized on a straight‑line basis over the subsequent 48 months.

In March 2015, we entered into a 52‑month building sublease agreement for 14,743 square feet of office space in Trevose, Pennsylvania. The lease has annual rent escalations and is recognized on a straight‑line basis over the term of the lease.  In November 2017, the Company entered into a 60‑month building lease agreement for an additional 7,326 square feet of office space in the same building in Trevose, Pennsylvania. The lease has annual rent escalations. We obtained access to this newly leased space on November 27, 2017, and this was considered the lease commencement date for accounting purposes. Thus, rent expense began on this date and is recognized on a straight‑line basis over the term of the lease. The lease provides for us the ability to continue leasing its currently subleased office space upon expiration of the sublease described above.

As of March 31, 2018, future minimum commitments under facility operating leases were as follows (in thousands):

Operating
leases

2018	278
2019	439
2020	470
2021	481
2022	492
2023	207
Total minimum lease payments	$2,367

Rent expense recognized under our operating lease was approximately $175,000 and $68,000 for the three months ended March 31, 2018 and 2017, respectively.

Commitments to Taro Pharmaceuticals Industries Ltd.

In December 2016, we acquired the United States marketing rights to Keveyis (dichlorphenamide) from a subsidiary of Taro.  Under the terms of the Asset Purchase Agreement, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017, and will pay an aggregate of $7.5 million in potential milestones upon the achievement of certain product sales targets. Taro has agreed to continue to manufacture Keveyis for us under an exclusive supply agreement through the orphan exclusivity period. We are obligated to purchase certain annual minimum amounts of product totaling approximately $29 million over a six-year period. The Supply Agreement may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf.

Commitments to Aeterna Zentaris GmbH

In January 2018, we acquired the U.S. and Canadian rights to Macrilen (macimorelin) from Aeterna Zentaris GmbH. Under the terms of the License and Assignment Agreement, we paid Aeterna Zentaris GmbH $24 million, and will pay tiered royalties of 15%-18% on net sales as well as an aggregate of $174 million in potential milestones upon achievement of certain product sales targets. Additionally, Aeterna Zentaris will remain responsible for a pediatric development program to support regulatory submission for approval with Strongbridge sharing oversight and paying for 70 percent of the cost of the program, or approximately $4 million over a three-year period as well as $5 million upon the regulatory approval for use in pediatric patients in the U.S. and Canada. We are obligated to purchase certain amounts of product totaling $1.3 million over the next nine months.

9. Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts and tax bases of assets and liabilities and operating loss carryforwards and other attributes using enacted rates expected to be in effect when those differences reverse. Valuation allowances are provided against deferred tax assets that are not more likely than not to be realized.

We assess our ability to realize deferred tax assets. Changes in future earnings projections, among other factors, may cause us to adjust our valuation allowance on deferred tax assets. Any such adjustments would impact our income tax expense in the period in which it is determined that these factors have changed.

For the three months ended March 31, 2018, we recorded full valuation allowances against our deferred tax asset and deferred tax liability, resulting in no income tax expense.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the top U.S. federal corporate tax rate from 35 percent to 21 percent; requiring companies to pay a onetime transition tax on certain un-repatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; creating the base erosion anti-abuse tax (BEAT), a new minimum tax; creating a new limitation on deductible interest expense; and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

The Tax Act provided for a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). We did not have to recognize any income tax expense related to the transition tax as they own no controlled foreign corporations.

The global intangible low-taxed income tax and base erosion provisions are effective for taxable years beginning after December 31, 2017. We do not currently expect these provisions to have a material impact on its tax rate as they do not own any controlled foreign corporations and they are currently below the gross receipts threshold for purposes of the base erosion provisions.

10. Ordinary shares

Equity transactions

On January 30, 2018, we sold 5,000,000 ordinary shares in a public offering at a price to the public of $6.75 per ordinary share for net proceeds of approximately $31.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

On February 27, 2018, we sold an additional 255,683 ordinary shares to the underwriters of our January 2018 public offering in connection with their partial exercise of their option to purchase additional shares to cover over-allotments at a price of $6.75 per ordinary share for net proceeds of approximately $1.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Warrants

During the three months ended March 31, 2018, in connection with the CRG loan amendment, we issued warrants with a seven-year term to CRG to purchase 1,248,250 of our ordinary shares at an exercise price of $10.00.

Our outstanding warrants as of March 31, 2018 are as follows:

						Warrants
						Outstanding
		Exercise	Expiration	Warrants	Warrants	March 31,
	Classification	Price	Date	Issued	Exercised	2018
Warrants in connection with private equity placement	Liability	$2.50	6/28/2022	7,000,000	—	7,000,000
Warrants in connection with Horizon and Oxford loan agreement	Equity	$2.45	12/28/2026	428,571	(267,857)	160,714
Warrants in connection with CRG loan agreement	Equity	$7.37	7/14/2024	394,289	—	394,289
Warrants in connection with CRG loan amendment in January 2018	Equity	$10.00	1/16/2025	1,248,250	—	1,248,250
				9,071,110		8,803,253

11. Stock‑based compensation

Our board of directors has adopted the 2017 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards to new employees. The purpose of the Inducement Plan is to attract valued employees by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our ordinary shares by such employees. The Inducement Plan became effective on February 23, 2017. As of March 31, 2018, 1,147,200 shares are available for issuance pursuant to the Inducement Plan.

Our board of directors has adopted, and our shareholders have approved, the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options to our employees and any parent or subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock awards, and restricted stock units to our employees, directors and consultants and our parent or subsidiary corporations’ employees and consultants. The 2015 Plan became effective on September 3, 2015.  As of March 31, 2018, 203,006 shares are available for issuance pursuant to the 2015 Plan.

Our board of directors has adopted, and our shareholders have approved, the Non‑Employee Director Equity Compensation Plan (the “Non‑Employee Director Plan”). The Non‑Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and restricted stock units to our non‑employee directors. The Non‑Employee Director Plan became effective on September 3, 2015.  As of March 31, 2018, 201,541 shares are available for issuance pursuant to the Non‑Employee Director Plan.

A summary of our outstanding stock options as of March 31, 2018 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding—January 1, 2018	6,104,715	$7.50	7.70	$14,021
Granted	1,943,255	$6.69
Forfeited and cancelled	(62,556)	$12.22
Exercised	(24,945)	$2.39
Outstanding—March 31, 2018	7,960,469	$7.28	8.08	$24,837
Vested and exercisable—March 31, 2018	2,423,543	$10.41	5.74	$5,172

Included in the stock options outstanding at March 31, 2018 are unvested stock options to purchase 88,908 shares at a weighted average exercise price of $18.80 per share for which the vesting of certain tranches will accelerate if the fair value per share of our stock reaches $31.46. In addition, the options outstanding as of March 31, 2018 include 97,652 shares that vest upon a market appreciation event, so long as it occurs prior to the date specified in the applicable award agreement and 97,652 shares that will vest upon the one year anniversary of the market appreciation event. The market appreciation event, which had not yet occurred as of March 31, 2018, is defined as the last trading day in the period in which our closing stock price on each of 20 consecutive trading days reported on Nasdaq has been at least $30.14 or $33.66 for the respective grantee.

Stock‑based compensation expense

We recognized stock‑based compensation expense for employees and directors for stock options and RSUs as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Selling, general and administrative	$1,280	$216
Research and development	408	953
Total stock-based compensation	$1,688	$1,169

As of March 31, 2018, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, is $17.9 million, which we expect to recognize over an estimated weighted‑average period of 3.23 years.

In determining the estimated fair value of our service-based awards, we use the Black‑Scholes option‑pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment. The fair value of our service-based awards that were granted during the years was estimated with the following assumptions:

	Three Months Ended
	March 31,
	2018	2017
Expected term (in years)	6.08	6.09
Risk-free interest rate	2.25% - 2.71%	1.98% - 2.26%
Expected volatility	85.00%	81.1% - 81.8%
Dividend rate	—%	—%

Restricted Stock Units

Our board of directors have approved grants of restricted stock units (“RSUs”) to employees.  These RSUs vest two years from the date of issuance, provided that the employee is employed by us on such vesting date. All RSUs will fully vest upon a change of control of our company.  If and when the RSUs vest, we will issue one ordinary share for each whole RSU that has vested, subject to satisfaction of the executive’s tax withholding obligations. The RSUs will cease to be outstanding upon such issuance of ordinary shares.  We recorded expense, which is included in the stock-based compensation table above, of $149,000 and $88,000 for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, the total unrecognized compensation expense related to unvested RSUs is $0.7 million, which we expect to recognize over an estimated weighted‑average period of 1.58 years.

A summary of our unvested RSUs as of March 31, 2018 is as follows:

Number of
Shares
Outstanding—January 1, 2018	267,250
Granted	60,150
Forfeited	—
Vested	(154,000)
Unvested—March 31, 2018	173,400

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes for the three months ended March 31, 2018 included elsewhere in this Quarterly Report on 10-Q (this “Quarterly Report”) and the audited financial statements and related notes for the year ended December 31, 2017 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Strongbridge” refer to Strongbridge Biopharma plc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, prospective products, size or market or patient population, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report except as required by law. You should also read carefully the factors described in the “Risk Factors” section of our 2017 Annual Report and this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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

Our second commercial product, Macrilen (macimorelin) is an oral growth hormone secretagogue receptor agonist, and is the first and only oral drug approved by the FDA for the diagnosis of patients with adult growth hormone deficiency (“AGHD”). In January 2018, we acquired the U.S. and Canadian rights to Macrilen and we expect to launch Macrilen in the United States in mid-2018.

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

In December 2017, we received letters from the offices of United States Senators Amy Klobuchar, Susan Collins and Tammy Baldwin, and Senator Claire McCaskill, Ranking Member of the Homeland Security and Governmental Affairs Committee, requesting information relating to the marketing and sales of Keveyis.  The letters request information principally relating to the pricing of Keveyis, among other things. We are cooperating with these voluntary requests for information.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs, costs for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits, travel and stock‑based compensation. Outside professional services consist of legal, accounting and audit services, commercial evaluation and strategy services, sales, marketing and other consulting services. We expect to incur additional selling, general and administrative costs as a result of our initial and on-going commercial activities in support of Keveyis and our commercial launch of Macrilen.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, including:

•	personnel‑related costs, such as salaries, bonuses, benefits, travel and other related expenses, including stock‑based compensation;
•

expenses incurred under our agreements with contract research organizations (“CROs”), clinical sites, contract laboratories, medical institutions and consultants that plan and conduct our preclinical studies and clinical trials, including, in the case of consultants, stock‑based compensation;

•	costs associated with regulatory filings;
•	upfront and milestone payments under in‑license or acquisition agreements with third parties;
•	costs of acquiring preclinical study and clinical trial materials, and costs associated with formulation and process development; and
•	depreciation, maintenance and other facility‑related expenses.

We expense all research and development costs as incurred. Clinical development expenses for our product candidates are a significant component of our current research and development expenses as we progress our product candidates into and through clinical trials. Product candidates in later stage clinical development generally have higher research and development costs than those in earlier stages of development, primarily due to increased size and duration of the clinical trials. We recognize costs for each grant project, preclinical study or clinical trial that we conduct based on our evaluation of the progress to completion, including the use of information and data provided to us by clinical sites and our external research and development vendors.

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

Interest Expense

Interest expense represents interest paid to our lender, amortization of our debt discount, and issuance costs associated with loan and security agreements.

Amortization of Intangible Assets

Amortization of intangible asset relates to the amortization of our product rights to Keveyis and Macrilen. Both intangible assets are being amortized using the straight-line method, using an amortization period of eight-years for Keveyis and ten-years for Macrilen.

Other Expense, Net

Other expense, net, consists of unrealized loss on the remeasurement of the fair value of warrant liability, interest expense recognized on our long-term debt, the loss on the extinguishment of our pre-existing long-term debt, interest income generated from our cash and cash equivalents, foreign exchange gains and losses and gains and losses on investments.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis operating and financial review of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,		Change
	2018	2017	$
	(in thousands)
Revenues:
Net product sales	$3,870	$—	$3,870
Total revenues	3,870	—	3,870

Cost and operating expenses:
Cost of sales (excluding amortization of intangible assets)	$667	$—	$667
Selling, general and administrative	12,362	7,442	4,920
Research and development	4,881	3,481	1,400
Amortization of intangible assets	1,769	1,256	513
Total cost and expenses	19,679	12,179	7,500
Operating loss	(15,809)	(12,179)	(3,630)
Other expense, net	(12,914)	(15,712)	2,798
Loss before income taxes	(28,723)	(27,891)	(832)
Income tax expense	—	(1,594)	1,594
Net loss	$(28,723)	$(29,485)	$762

Net Revenue and Cost of Sales

Net revenue of $3.9 million for the three ended March 31, 2018 and cost of sales of $0.7 million for the three months ended March 31, 2018, resulted from commercial sales of Keveyis, which we launched in April 2017.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Change
	2018	2017	$
	(in thousands)
Compensation and other personnel costs	$5,572	$1,902	$3,670
Outside professional and consulting services	5,241	4,502	739
Stock-based compensation expense	1,280	952	328
Facility costs	269	86	183
Total selling, general and administrative expenses	$12,362	$7,442	$4,920

Selling, general and administrative expenses were $12.4 million for the three months ended March 31, 2018, an increase of $4.9 million compared to the three months ended March 31, 2017.  Compensation and related personnel costs increased by $3.7 million during the three months ended March 31, 2018, primarily due to increased headcount of commercial personnel for commercialization of Keveyis and planned launch of Macrilen.  Outside professional and consulting services increased $0.7 million due to expenses relating to the commercialization of Keveyis and planned launch of Macrilen. Stock-based compensation expense increased by $0.3 million during the 2018 period due to granting of new awards to new employees and facility costs increased due to the new lease entered into in November 2017.

Research and Development Expenses

The following table summarizes our research and development expenses during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Change
	2018	2017	$
	(in thousands)
Product development and supporting activities	$3,223	$2,486	$737
Compensation and other personnel costs	1,250	778	472
Stock-based compensation expense	408	217	191
Total research and development expenses	$4,881	$3,481	$1,400

Research and development expenses were $4.9 million for the three months ended March 31, 2018, an increase of $1.4 million compared to the three months ended March 31, 2017. The $0.7 million increase in expenses for product development and supporting activities was primarily due to additional clinical development expenses for Recorlev. Compensation and other personnel costs increased by $0.5 million for the three months ended March 31, 2018 as compared to the same period in 2017 due to increased headcount in research and development.  Stock-based compensation expense increased by $0.2 million for the three months ended March 31, 2018 as compared to the same period in 2017 due to the granting of new awards.

Amortization of Intangible Assets

Amortization of intangible assets was $1.8 million, an increase of $0.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to the commencement of amortization of the Macrilen product rights, that we acquired in January 2018.

Other Expense, Net

The following table summarizes our other expense, net, during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Change
	2018	2017	$
	(in thousands)
Unrealized loss on fair value of warrants	$(9,700)	$(14,928)	$5,228
Interest expense	(2,874)	(737)	(2,137)
Foreign exchange loss	(20)	(12)	(8)
Loss on extinguishment of debt	(500)	—	(500)
Other income (expense), net	180	(35)	215
Total other expense, net	$(12,914)	$(15,712)	$2,798

Other expense, net, decreased by $2.8 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  The decrease was primarily due to a $5.2 million change in the fair value of our warrant liability in 2018 as compared to $14.9 million change in the fair value of our warrant liability for the three months ended March 31, 2017. The change in the warrant liability is primarily due to changes in our stock price, offset in part by a $2.1 million increase in interest expense and $0.5 million of expense relating to the loss on the extinguishment of debt.

Income Tax

We recorded no income tax expense for the three months ended March 31, 2018 as a result of recording full valuation allowances against our deferred tax asset and deferred tax liability.

Cash Flows

Comparison for the Three Months Ended March 31, 2018 and 2017:

	Three Months Ended
	March 31
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,019)	$(9,289)
Investing activities	(24,655)	(7,500)
Financing activities	77,569	(150)
Net increase (decrease) in cash and cash equivalents	$34,895	$(16,939)

Operating Activities

Net cash used in operating activities was $18.0 million for the three months ended March 31, 2018 compared to $9.3 million for the three months ended March 31, 2017.  The increase in net cash used in operating activities resulted primarily from investments during 2018 to support the commercialization of Keveyis and the launch of Macrilen.

Investing Activities

Net cash used in investing activities was $24.7 million for the three months ended March 31, 2018 compared to $7.5 million for the three months ended March 31, 2017. The increase in net cash used in investing activities resulted from the $24 million payment made to Aeterna Zentaris GmbH for our acquisition of Macrilen and other expenses incurred with the acquisition.

Financing Activities

Net cash provided by financing activities was $77.6 million for the three months ended March 31, 2018 compared to net cash used in financing activities for the three months ended March 31, 2017 of $0.2 million. The increase in net cash provided by financing activity resulted primarily from our receipt of $44.9 million in proceeds from the amendment to our senior credit facility with CRG Servicing LLC (“CRG”) and $33.5 million in proceeds from our issuance of ordinary shares.

Liquidity and Capital Resources

Our operations have been financed primarily by net proceeds from the issuance of ordinary shares and the issuance of debt. Our primary uses of capital have been costs incurred in connection with the acquisition of marketing rights for Keveyis and Macrilen, third‑party expenses associated with the commercialization of Keveyis, the planning and conduct of clinical trials, costs of process development services and manufacturing of our product candidates, and compensation‑related expenses. We expect our funding requirements for operating activities to increase in 2018 and possibly beyond due to expenses associated with the commercialization of Keveyis and Macrilen, the execution of our Phase 3 SONICS and LOGICS clinical trials for Recorlev, and selling, general and administrative expenses. We also expect our cash needs to increase to fund potential in‑licenses, acquisitions or similar transactions as we pursue our business strategy.  These expenses may be offset in part by sales of Keveyis and Macrilen.  In addition, beginning March 2021, we may be required to make quarterly principal payments to repay amounts borrowed under our credit facility.

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses set forth in the financial statements, included in this Quarterly Report. We believe that our cash resources will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of the financial statements, which is after the expected receipt of data from the Recorlev SONICS and LOGICS Phase 3 clinical trials.

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

As of March 31, 2018, we held cash and cash equivalents of $92.4 million.

On January 16, 2018 (the “Loan Amendment Effective Date”), we and our subsidiaries, Strongbridge U.S. Inc., Strongbridge Ireland Limited, Cortendo AB (publ) and Cortendo Cayman Ltd., entered into an amendment (the “Loan Amendment”), to the Term Loan Agreement (the “Loan Agreement”), dated July 14, 2017, with CRG Servicing LLC (“CRG”), as administrative agent and collateral agent, and the lenders named therein (the “Lenders”).

The primary purpose of the Loan Amendment was to increase the total potential borrowing under the Loan Agreement from $50 million to $100 million. The Loan Amendment provides for (i) an additional disbursement of $45.0 million (the “Second Tranche”), to the Company on the Loan Amendment Effective Date, and (ii) an additional disbursement of $5.0 million (the “Fourth Tranche”), to us at our election, contingent upon our achievement of certain revenue milestones and a market capitalization condition on or before December 31, 2018, as described in the Loan Amendment. We continue to be eligible to borrow up to an additional $10.0 million (the “Third Tranche”), contingent upon our achievement of certain revenue milestones on or before June 30, 2018, as previously provided in the Loan Agreement; provided, however, that under the Loan Agreement, as amended, the Third Tranche is now subject to market capitalization condition, as described in the Loan Amendment.

The loan and security agreement contains financial and non-financial covenants including minimum amounts of net revenue we must achieve in 2017 and beyond. Failure to comply with the covenants could result in the lenders declaring the loan immediately due and payable. Our liquidity requirements are predicated on maintaining compliance with the debt covenants and repaying outstanding borrowings in accordance with the loan agreement. See Note 7 of the financial statements included in this Quarterly Report for additionally information concerning the Loan Agreement, as amended.

On January 30, 2018, we sold 5,000,000 ordinary shares in a public offering at a price to the public of $6.75 per ordinary share for net proceeds of approximately $31.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

On February 27, 2018, we sold an additional 255,683 ordinary shares to the underwriters of our January 2018 public offering in connection with their partial exercise of their option to purchase additional shares to cover over-allotments at a price of $6.75 per ordinary share for net proceeds of approximately $1.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

We plan to continue to fund our operations and capital funding needs through equity or debt financing, along with revenues from Keveyis and Macrilen. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible or suspend or curtail planned programs. In addition, lack of funding would limit any strategic initiatives to in‑license or acquire additional product candidates or programs.

Contractual Obligations and Other Commitments

The following table summarizes our future minimum commitments at March 31, 2018:

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	(in thousands)

Minimum contract purchases pursuant to supply agreement	$3,293	$13,820	$7,835	$—	$24,948
Debt payments	$—	$34,611	$51,916	$—	$86,527
Operating leases	$390	$1,399	$578	$—	$2,367
Total contractual obligations	$3,683	$49,830	$60,329	$—	$113,842

We enter into agreements in the normal course of business with vendors for clinical trials, preclinical studies, and other services and products for operating purposes. Future payment obligations under these agreements, which are cancelable at any time by us, generally upon 30 days prior written notice, are not included in this table of contractual obligations.

We are obligated to make future payments to third parties due to payments that become due and payable upon the achievement certain commercialization milestones. As the amount and timing of these milestones are not probable and estimable, such commitments have not been included on our consolidated balance sheets or in the contractual obligations table above.

Off‑Balance Sheet Arrangements

We do not have variable interests in variable interest entities or any off‑balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $92.4 million as March 31, 2018. Our cash and cash equivalents are held in a variety of interest‑earning instruments, including money market funds. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding long-term debt principal of $86.5 million as of March 31, 2018, none of which was due within 12 months. The interest rate of our borrowings under the term loan agreement with CRG is fixed. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act’) and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2018, the end of the period covered by this Quarterly Report. Based on their evaluation, we believe that our disclosure controls and procedures as of March 30, 2018 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not currently involved in any legal matters arising in the normal course of business. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

ITEM 1A.  Risk Factors

The risks described in Item 1A. Risk Factors of our 2017 Annual Report could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in our 2017 Annual Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the risk factors discussed in our 2017 Annual Report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBRIDGE BIOPHARMA PLC

By:	/s/ A. BRIAN DAVIS
Name:	A. Brian Davis
Title:	Chief Financial Officer

Date: May 10, 2018