Form 10-Q
period 2018-06-30
Strongbridge Biopharma plc
filed 2018-08-08
CIK 1634432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 23, 2018, there were 46,710,048 ordinary shares of the registrant issued and outstanding.

Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are referred to without the ® and ™ symbols, but absence of such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. The trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRONGBRIDGE BIOPHARMA plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$85,514	$57,510
Accounts receivable	2,376	1,584
Inventory	1,186	511
Prepaid expenses and other current assets	3,078	1,208
Total current assets	92,154	60,813
Property and equipment, net	315	15
Intangible assets, net	56,169	35,155
Goodwill	7,256	7,256
Other assets	318	686
Total assets	$156,212	$103,925
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,411	$1,247
Accrued liabilities	11,856	11,232
Total current liabilities	14,267	12,479
Long-term debt	77,572	37,794
Warrant liability	31,991	41,308
Supply agreement liability, noncurrent	23,519	24,258
Total liabilities	147,349	115,839
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Deferred shares, $1.098 par value, 40,000 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017	44	44
Ordinary shares, $0.01 par value, 600,000,000 shares authorized at June 30, 2018 and December 31, 2017; 46,710,048 and 40,149,812 shares issued and outstanding at June 30, 2018 and December 31, 2017	467	401
Additional paid-in capital	282,881	230,524
Accumulated deficit	(274,529)	(242,883)
Total stockholders’ equity (deficit)	8,863	(11,914)
Total liabilities and stockholders’ equity (deficit)	$156,212	$103,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Revenues:
Net product sales	$4,296	$1,529	$8,166	$1,529
Total revenues	4,296	1,529	8,166	1,529

Cost and expenses:
Cost of sales (excluding amortization of intangible assets)	$753	$377	$1,420	$377
Selling, general and administrative	15,210	10,142	27,572	17,584
Research and development	5,453	4,128	10,334	7,609
Amortization of intangible assets	1,872	1,255	3,641	2,511
Total cost and expenses	23,288	15,902	42,967	28,081
Operating loss	(18,992)	(14,373)	(34,801)	(26,552)
Other income (expense), net:
Unrealized gain (loss) on fair value of warrants	19,017	(15,219)	9,317	(30,147)
Interest expense	(3,289)	(737)	(6,163)	(1,474)
Foreign exchange gain (loss)	13	(14)	(7)	(25)
Loss on extinguishment of debt	—	—	(500)	—
Other income, net	329	60	509	25
Total other income (expense), net	16,070	(15,910)	3,156	(31,621)
Loss before income taxes	(2,922)	(30,283)	(31,645)	(58,173)
Income tax (expense) benefit	(1)	92	(1)	(1,502)
Net loss	$(2,923)	$(30,191)	(31,646)	(59,675)

Net loss attributable to ordinary shareholders:
Basic	$(2,923)	$(30,191)	$(31,646)	$(59,675)
Diluted	$(21,940)	$(30,191)	$(40,963)	$(59,675)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.06)	$(0.86)	$(0.69)	$(1.69)
Diluted	$(0.43)	$(0.86)	$(0.81)	$(1.69)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders:
Basic	45,829,600	35,335,026	45,728,793	35,335,026
Diluted	50,437,716	35,335,026	50,363,801	35,335,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statement of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(unaudited)

					Additional		Total
	Ordinary Shares		Deferred Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance—December 31, 2017	40,149,812	$401	40,000	$44	$230,524	$(242,883)	$(11,914)
Net loss	—	—	—	—	—	(31,646)	(31,646)
Stock-based compensation	—	—	—	—	3,673	—	3,673
Issuance of shares, net of offering costs	5,255,683	53	—	—	33,455	—	33,508
Common stock issued, net of shares withheld for employee taxes	91,989	1	—	—	(442)	—	(441)
Exercise of stock options	40,007	*	—	—	59	—	59
Issuance of shares in connection with at-the-market facility, net of costs	1,172,557	12	—	—	7,949	—	7,961
Issuance of warrants related to loan agreements	—	—	—	—	7,663	—	7,663
Balance—June 30, 2018	46,710,048	$467	40,000	$44	$282,881	$(274,529)	$8,863

* Represents an amount less than $1.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(31,646)	$(59,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(9,317)	30,147
Stock-based compensation	3,673	2,533
Amortization of intangible assets	3,641	2,511
Interest and related guarantee fees paid in kind	1,813	—
Amortization of debt discounts and debt issuance costs	697	282
Loss on extinguishment of debt	500	—
Deferred income tax expense	—	1,599
Depreciation	10	5
Changes in operating assets and liabilities:
Accounts receivable	(792)	(616)
Inventory	(675)	(1,403)
Prepaid expenses and other current assets	(1,870)	(1,099)
Other assets	368	(151)
Accounts payable	1,164	111
Accrued liabilities and other liabilities	(114)	433
Net cash used in operating activities	(32,548)	(25,323)
Cash flows from investing activities:
Payment for acquisitions	(24,655)	(7,500)
Purchases of property and equipment	(310)	—
Net cash used in investing activities	(24,965)	(7,500)
Cash flows from financing activities:
Proceeds from long-term debt, net	44,930	—
Payment for loss on extinguishment of debt	(500)	—
Proceeds from issuance of ordinary shares, net	33,508	—
Proceeds from issuance of ordinary shares in connection with at-the-market offering	7,961	—
Payments related to tax withholding for net-share settled equity awards	(441)	—
Proceeds from exercise of stock options	59	—
Payment for amendment of long-term debt	—	(150)
Net cash provided by (used in) financing activities	85,517	(150)
Net increase (decrease) in cash and cash equivalents	28,004	(32,973)
Cash and cash equivalents—beginning of period	57,510	66,837
Cash and cash equivalents—end of period	$85,514	$33,864
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,501	$762
Income taxes other, net of refunds	$1	$255
Supplemental non-cash financing activities:
Issuance of shares from vested restricted share units	$1,048	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Notes to Unaudited Consolidated Financial Statements

1. Organization

We are a global, commercial-stage biopharmaceutical company focused on the development and commercialization of therapies for rare diseases with significant unmet needs.

Our first commercial product is Keveyis (dichlorphenamide), the first and only treatment approved by the U.S. Food and Drug Administration (the “FDA”) for hyperkalemic, hypokalemic, and related variants of primary periodic paralysis (“PPP”), a group of rare hereditary disorders that cause episodes of muscle weakness or paralysis.

Our second commercial product, Macrilen (macimorelin) is an oral growth hormone secretagogue receptor agonist, and is the first and only oral test approved by the FDA for the diagnosis of patients with adult growth hormone deficiency (“AGHD”). We acquired the U.S. and Canadian rights to Macrilen in January 2018 and launched Macrilen in the United States in July 2018.

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

Since the introduction of our new management team in August 2014, we have been building a rare disease, franchise-based business model focused on expansion through a disciplined in-licensing and acquisition strategy. In pursuit of our growth strategy, we have raised over $283 million in equity and debt financings since December 2014. We will continue to identify and evaluate the acquisition of products and product candidates for licensing or acquisition that would be complementary to our existing rare neuromuscular and endocrine franchises or that would form the basis for new rare disease franchises. We believe this approach will enable us to maximize our commercial potential by further leveraging our existing resources and expertise.

Liquidity

We believe that our cash resources of $85.5 million at June 30, 2018 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these financial statements, which is after the expected receipt of data from the Recorlev SONICS and LOGICS Phase 3 clinical trials.  We expect our funding requirements for operating activities to increase for the remainder of 2018 and possibly beyond due to expenses associated with the commercialization of Keveyis and Macrilen, the execution of the Phase 3 SONICS and LOGICS clinical trials for Recorlev, and selling, general and administrative expenses.  We also expect our cash needs to increase to fund potential in‑licenses, acquisitions or similar transactions as we pursue our strategy.  These expenses may be offset only in part by sales of Keveyis and Macrilen.  In addition, beginning in March 2021, we may be required to make quarterly principal payments to repay amounts borrowed under our credit facility.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital.  We plan to continue to fund our operations and capital funding needs through equity or debt financing along with revenues from Keveyis and Macrilen. There can be no assurances, however, that additional funding will be available on terms acceptable to us.

Our loan and security agreement, under which outstanding borrowings were $87.4 million at June 30, 2018, contains financial and non-financial covenants including minimum annual amounts of net revenue in 2018 and beyond. Failure to comply with the covenants could result in the lenders declaring the loan immediately due and payable. Our liquidity requirements are predicated on maintaining compliance with the debt covenants and repaying outstanding borrowings in accordance with the loan term, see Note 7 “Long-term debt”.

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

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the consolidated financial statements.  Actual results could differ from those estimates. Results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Segment information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. We view our operations and manage our business in one operating segment. Prior to March 31, 2018, our material long‑lived intangible assets resided in Ireland, Sweden and the Cayman Islands. Effective March 31, 2018, all of our material long-lived intangible assets reside in Ireland. As of June 30, 2018, our cash and cash equivalents of $85.5 million consisted primarily of bank deposits in the United States. For the six months ended June 30, 2018, revenues from product sales were derived entirely from the United States.

Net loss per share

Basic net loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss attributable to shareholders by the weighted‑average number of ordinary shares outstanding for the period, including any dilutive effect from outstanding stock options or other equity-based awards. Shares used in the diluted net loss per share calculations exclude anti‑dilutive ordinary share equivalents, which currently consist of outstanding stock options, unvested restricted stock units (“RSUs”) and warrants.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2018 and 2017, as they would be anti-dilutive:

	Six Months Ended
	June 30,
	2018	2017
Warrants	1,803,253	7,428,571
Stock options issued and outstanding	8,661,560	6,139,647
Unvested RSUs	173,400	222,000

Recent accounting pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU’) 2017-04, Intangibles - Goodwill and Other:  Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for us beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact this new accounting guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, that discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for us beginning in the first quarter of fiscal year 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact this new accounting guidance will have on our consolidated financial statements but do not expect it will have a material impact on us.

3. Revenue recognition

Product sales, net

Through June 30, 2018, our product revenues have been solely from sales of Keveyis. We sell Keveyis to one specialty pharmacy provider (the “Customer”), who is the exclusive distributor of Keveyis in the United States.  The Customer subsequently resells Keveyis to patients, who are covered by payors that may provide for government-mandated or privately negotiated rebates with respect to the purchase of Keveyis.

Revenues from sales of Keveyis are recognized when we satisfy a performance obligation by transferring control of Keveyis to the Customer. Transfer of control occurs upon receipt of Keveyis by the Customer.  We expense incremental costs related to the set-up of the contract with the Customer when incurred, as these costs did not meet the criteria for capitalization.

Reserves for variable consideration

Revenues from sales of Keveyis are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and that result from rebates, co-pay assistance and other allowances that are offered between us and the patients’ payors.  There is no variable consideration reserve for returns as we do not accept returns of Keveyis.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than the Customer). Where appropriate, these estimates may take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. We reassess our estimates on an ongoing basis. If actual results in the future vary from our estimates, we will adjust our estimates. Any such adjustments would affect net product revenue and earnings in the period such variances become known.

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

Government Rebates: We are subject to discount obligations under state Medicaid programs and Medicare. We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated patient mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses on the consolidated balance sheet. For Medicaid, accruals are based on estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this Medicare coverage gap responsibility, we estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for Keveyis that have been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Temporary Supply and Patient Assistance Programs: We provide free Keveyis to uninsured patients who satisfy pre-established criteria for either the Temporary Supply Program or the Patient Assistance Program.  Patients who meet the Temporary Supply Program eligibility criteria may receive a temporary supply of free Keveyis for no more than sixty days while we determine the patient’s third-party insurance, prescription drug benefit or other third-party coverage for Keveyis.  The Patient Assistance Program provides free Keveyis for up to twelve months to patients who satisfy pre-established criteria for financial need.  We do not recognize any revenue related to these free products and the associated costs are classified in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss.

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	As of June 30, 2018
	Level I	Level II	Level III	Total
Cash equivalents	85,216	—	—	85,216
Total assets	$85,216	$—	$—	$85,216
Warrant liability	—	—	31,991	31,991
Total liabilities	$—	$—	$31,991	$31,991

	As of December 31, 2017
	Level I	Level II	Level III	Total
Cash equivalents	57,024	—	—	57,024
Total assets	$57,024	$—	$—	$57,024
Warrant liability	—	—	41,308	41,308
Total liabilities	$—	$—	$41,308	$41,308

5. Intangible assets and goodwill

The following represents the balance of our intangible assets as follows (in thousands):

	As of June 30, 2018
	Beginning of Period	Additions	Impairment	Amortization	End of Period
Keveyis	35,155	—	—	(2,511)	32,644
Macrilen	—	24,655	—	(1,130)	23,525
Goodwill	7,256	—	—	—	7,256
Total	$42,411	$24,655	$—	$(3,641)	$63,425

	As of December 31, 2017
	Beginning of Period	Additions	Impairment	Amortization	End of Period
IPR&D	$20,723	$—	$(20,723)	$—	$—
Keveyis	40,177	—	—	(5,022)	35,155
Goodwill	7,256	—	—	—	7,256
Total	$68,156	$—	$(20,723)	$(5,022)	$42,411

Our finite lived intangible assets consist of acquired developed product rights obtained from our acquisitions of Keveyis (dichlorphenamide) from a subsidiary of Taro Pharmaceutical Industries Ltd. (“Taro”) and Macrilen from Aeterna Zentaris GmbH.

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

We entered into a License and Assignment Agreement in 2018 with Aeterna Zentaris GmbH, pursuant to which we acquired the U.S. and Canadian rights to manufacture and commercialize Macrilen (macimorelin) for $24 million and incurred transaction costs of $0.7 million, resulting in an intangible of $24.7 million. This asset is being amortized over a ten-year period using the straight-line method.

We recorded amortization expense of $1.9 million and $3.6 for the three and six months ended June 30, 2018, respectively, compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2017, respectively.

6. Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Consulting and professional fees	$5,566	$3,207
Supply agreement - current portion	4,191	4,237
Employee compensation	2,082	3,668
Other	17	120
Total accrued liabilities	$11,856	$11,232

7. Long-term debt

On January 16, 2018 (the “First Loan Amendment Effective Date”), we and our subsidiaries, Strongbridge U.S. Inc., Strongbridge Ireland Limited, Cortendo AB (publ) and Cortendo Cayman Ltd., entered into an amendment (the “First Loan Amendment”), to the Term Loan Agreement (the “Loan Agreement”), dated July 14, 2017, with CRG Servicing LLC (“CRG”), as administrative agent and collateral agent, and the lenders named therein (the “Lenders”).

The primary purpose of the First Loan Amendment was to increase the total potential borrowing under the Loan Agreement from $50 million to $100 million. The First Loan Amendment provided for (i) an additional disbursement of $45.0 million (the “Second Tranche”), to the Company on the First Loan Amendment Effective Date, and (ii) an additional disbursement of $5.0 million (the “Fourth Tranche”), to us at our election, contingent upon our achievement of certain revenue milestones and a market capitalization condition on or before December 31, 2018, as described in the First Loan Amendment. Under the First Loan Amendment, we continued to be eligible to borrow up to an additional $10.0 million (the “Third Tranche”), contingent upon our achievement of certain revenue milestones on or before June 30, 2018, as previously provided in the Loan Agreement; provided, however, that under the Loan Agreement, as amended, the Third Tranche would be subject to a market capitalization condition, as described in the First Loan Amendment. As a condition to the addition of the Second Tranche under the First Loan Amendment, we issued to the Lenders on the First Loan Amendment Effective Date warrants to purchase an aggregate of 1,248,250 of our ordinary shares, at an exercise price of $10.00 per share.

On June 6, 2018, we and our subsidiaries, Strongbridge U.S. Inc., Cortendo Cayman Ltd., Strongbridge Ireland Limited and Cortendo AB (publ), entered into a second amendment (the “Second Loan Amendment”), to the Loan Agreement. The primary purposes of the Second Loan Amendment (as requested by the Company) was to reduce the aggregate commitments under the Loan Agreement from $100 million to $95 million and to combine the Third Tranche and the Fourth Tranche under the Loan Agreement into one final borrowing tranche for up to $10 million (the “Final Tranche”).  Under the terms of the Second Loan Amendment, the Final Tranche borrowing must occur on or before March 19, 2019.  The Final Tranche is subject to the Company’s achievement of a certain revenue milestone, which under the Second Loan Amendment must be satisfied on or prior to December 31, 2018, and satisfaction of a market capitalization condition for the 20 consecutive trading days ending on the trading day immediately prior to the Final Tranche borrowing date (as described in the Loan Agreement, as amended).

Pursuant to the terms of the Second Loan Amendment, if we borrow the Final Tranche, we must issue to the Lenders, or their designees, one or more warrants to purchase a number of our ordinary shares equal to an aggregate of (i) 0.10% of our ordinary shares outstanding following such issuance on a fully diluted basis (inclusive of the ordinary shares underlying all such warrants issued), at an exercise price equal to 110% of the closing price of our ordinary shares on the date immediately preceding the Final Tranche borrowing date and (ii) 0.25% of our ordinary shares outstanding following such issuance on a fully diluted basis (inclusive of the ordinary shares underlying all such warrants issued), at an exercise price equal to 140% for the 10-day volume weighted-average price (VWAP) per share of our ordinary shares of the consecutive 10-trading-day period ending on the trading day prior to the Final Tranche borrowing date.

The term of the Loan Agreement, as amended, is six years, with interest-only payments until December 31, 2020, after which quarterly principal and interest payments will be due through the June 30, 2023 maturity date. We have the option to extend the interest-only period to six years based upon the achievement of certain milestones during the interest-only period. The Loan Agreement provides for interest payable at an annual rate of 12.5% and a final payment fee of 5% of the principal balance.

The Loan Agreement includes a payment-in-kind (“PIK”) provision, which allows us to defer 4.0% of the 12.5% annual interest payable under the loan during the first three years of the term of the loan (which may be extended for the entire term of the loan, subject to the satisfaction of certain conditions) by adding such amount to the principal loan amount. We have elected to PIK each period so far, resulting in an additional $1.6 million added to our outstanding principal balance as of June 30, 2018. We have granted a security interest in substantially all of our existing assets and assets acquired by us in the future, including intellectual property. The Loan Agreement contains facility and prepayment fees, and customary affirmative and negative covenants, including a financial covenant regarding minimum amounts of net revenue and restrictions on our ability to pay cash dividends, and a list of events that will constitute “events of default” under the loan agreement, and permit the lenders to declare all amounts under the Loan Agreement immediately due and payable, including a material adverse change in our business, operations or financial condition. We recorded $10.6 million in debt discounts and $0.2 million of debt issuance costs relating to this loan agreement which have been recorded as a reduction to the long-term debt. These amounts will be amortized over the outstanding period of the debt to interest expense using the effective interest rate method.

Due to a greater than 10% change in cash flows as compared to the original debt instrument under the First Loan Amendment, the First Loan Amendment was accounted for as a debt extinguishment, which resulted in a $0.5 million loss during the six months ended June 30, 2018.

Future principal payments due under the Loan Agreement are as follows (in thousands):

Principal
Payments

2018	$—
2019	—
2020	—
2021	34,963
2022	34,963
2023	17,481
Total future payments	$87,407

8. Commitments and contingencies

Lease obligations

In April 2014, we entered into a 48‑month building lease for approximately 3,000 square feet of space in Radnor, Pennsylvania. The lease has annual rent escalations. We obtained access to this leased space on August 1, 2014, and this was considered the lease commencement date for accounting purposes. Thus, rent expense began on this date and is recognized on a straight‑line basis over the subsequent 48 months.

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

As of June 30, 2018, future minimum commitments under facility operating leases were as follows (in thousands):

Operating
leases

2018	192
2019	439
2020	470
2021	481
2022	492
2023	207
Total minimum lease payments	$2,281

Rent expense recognized under our operating lease was approximately $332,000 and $137,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Commitments to Aeterna Zentaris GmbH

In January 2018, we acquired the U.S. and Canadian rights to Macrilen (macimorelin) from Aeterna Zentaris GmbH. Under the terms of the License and Assignment Agreement, we paid Aeterna Zentaris GmbH $24 million, and will pay tiered royalties of 15%-18% on net sales as well as an aggregate of $174 million in potential milestones upon the achievement of certain product sales targets. Additionally, Aeterna Zentaris GmbH will remain responsible for a pediatric development program to support regulatory submission for approval with Strongbridge sharing oversight and paying for 70 percent of the cost of the program, or approximately $4 million over a three-year period as well as $5 million upon the regulatory approval for use in pediatric patients in the U.S. and Canada. We are obligated to purchase certain amounts of product totaling $1.3 million over the next nine months.

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

For the six months ended June 30, 2018, we recorded full valuation allowances against our deferred tax asset and deferred tax liability, resulting in no income tax expense.

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

The Tax Act provided for a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). We did not have to recognize any income tax expense related to the transition tax as we own no controlled foreign corporations.

The global intangible low-taxed income tax and base erosion provisions are effective for taxable years beginning after December 31, 2017. We do not currently expect these provisions to have a material impact on its tax rate as we do not own any controlled foreign corporations and they are currently below the gross receipts threshold for purposes of the base erosion provisions.

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

We entered into an equity distribution agreement with JMP Securities LLC (“JMP”) on April 28, 2017, pursuant to which we may sell, at our option, from time to time, up to an aggregate of $40 million of our ordinary shares through JMP, as sales agent. We will pay JMP a commission equal to 3% of the gross proceeds from the sale of our ordinary shares under this at-the-market (“ATM”) facility. Pursuant to the terms of the equity distribution agreement, we reimbursed JMP for certain out-of-pocket expenses, including the fees and disbursements of counsel to JMP, incurred in connection with establishing the ATM facility and have provided JMP with customary indemnification rights. During the three months ended June 30, 2018, we sold an aggregate of 1,172,557 ordinary shares under the ATM facility at an average selling price of $7.00 per share, resulting in net proceeds of approximately $8.0 million after payment of fees to JMP of $246,000. As of June 30, 2018, we have approximately $32 million available for sale under our ATM facility.

Warrants

Our outstanding warrants as of June 30, 2018 are as follows:

						Warrants
						Outstanding
		Exercise	Expiration	Warrants	Warrants	June 30,
	Classification	Price	Date	Issued	Exercised	2018
Warrants in connection with private equity placement	Liability	$2.50	6/28/2022	7,000,000	—	7,000,000
Warrants in connection with Horizon and Oxford loan agreement	Equity	$2.45	12/28/2026	428,571	(267,857)	160,714
Warrants in connection with CRG loan agreement	Equity	$7.37	7/14/2024	394,289	—	394,289
Warrants in connection with CRG loan amendment in January 2018	Equity	$10.00	1/16/2025	1,248,250	—	1,248,250
				9,071,110		8,803,253

11. Stock‑based compensation

Our board of directors has adopted the 2017 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards to new employees. The purpose of the Inducement Plan is to attract valued employees by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our ordinary shares by such employees. The Inducement Plan became effective on February 23, 2017. As of June 30, 2018, 692,200 shares are available for issuance pursuant to the Inducement Plan.

Our board of directors has adopted, and our shareholders have approved, the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options to our employees and any parent or subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock awards, and RSUs to our employees, directors and consultants and our parent or subsidiary corporations’ employees and consultants. The 2015 Plan became effective on September 3, 2015.  As of June 30, 2018, 162,693 shares are available for issuance pursuant to the 2015 Plan.

Our board of directors has adopted, and our shareholders have approved, the Non‑Employee Director Equity Compensation Plan (the “Non‑Employee Director Plan”). The Non‑Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and RSUs to our non‑employee directors. The Non‑Employee Director Plan became effective on September 3, 2015.  As of June 30, 2018, 1,541 shares are available for issuance pursuant to the Non‑Employee Director Plan.

A summary of our outstanding stock options as of June 30, 2018 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding—January 1, 2018	6,104,715	$7.50	7.70	$14,021
Granted	2,716,255	$6.87
Forfeited and cancelled	(94,467)	$5.76
Exercised	(64,943)	$4.34
Outstanding—June 30, 2018	8,661,560	$7.36	8.01	$8,693
Vested and exercisable—June 30, 2018	3,164,936	$9.43	6.28	$3,086

Included in the stock options outstanding at June 30, 2018 are unvested stock options to purchase 88,908 shares at a weighted average exercise price of $18.80 per share for which the vesting of certain tranches will accelerate if the fair value per share of our stock reaches $31.46. In addition, the options outstanding as of June 30, 2018 include 97,652 shares that vest upon a market appreciation event, so long as it occurs prior to the date specified in the applicable award agreement and 97,652 shares that will vest upon the one year anniversary of the market appreciation event. The market appreciation event, which had not yet occurred as of June 30, 2018, is defined as the last trading day in the period in which our closing stock price on each of 20 consecutive trading days reported on Nasdaq has been at least $30.14 or $33.66 for the respective grantee.

Stock‑based compensation expense

We recognized stock‑based compensation expense for employees and directors for stock options and RSUs as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Selling, general and administrative	$1,521	$1,082	$2,801	$2,035
Research and development	464	281	872	498
Total stock-based compensation	$1,985	$1,363	$3,673	$2,533

As of June 30, 2018, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, is $19.7 million, which we expect to recognize over an estimated weighted‑average period of 3.01 years.

In determining the estimated fair value of our service-based awards, we use the Black‑Scholes option‑pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment. The fair value of our service-based awards that were granted during the years was estimated with the following assumptions:

	Six Months Ended
	June 30,
	2018	2017
Expected term (in years)	6.12	5.95
Risk-free interest rate	2.25% - 2.96%	1.78% - 2.26%
Expected volatility	78.19% - 85%	78.2% - 81.8%
Dividend rate	—%	—%

Restricted stock units

Our board of directors have approved grants of RSUs to employees.  These RSUs vest two years from the date of issuance, provided that the employee is employed by us on such vesting date. All RSUs will fully vest upon a change of control of our company.  If and when the RSUs vest, we will issue one ordinary share for each whole RSU that has vested, subject to satisfaction of the executive’s tax withholding obligations. The RSUs will cease to be outstanding upon such issuance of ordinary shares. We recorded expense, which is included in the stock-based compensation table above, of $115,000 and $98,000 for the three months ended June 30, 2018 and 2017, respectively, and $264,000 and $185,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the total unrecognized compensation expense related to unvested RSUs is $0.7 million, which we expect to recognize over an estimated weighted‑average period of 1.4 years.

A summary of our unvested RSUs as of June 30, 2018 is as follows:

Number of
Shares
Outstanding—January 1, 2018	267,250
Granted	69,150
Forfeited	(4,000)
Vested	(159,000)
Unvested—June 30, 2018	173,400

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes for the three and six months ended June 30, 2018 included elsewhere in this Quarterly Report on 10-Q (this “Quarterly Report”) and the audited financial statements and related notes for the year ended December 31, 2017 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Strongbridge” refer to Strongbridge Biopharma plc.

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

Overview

We are a global, commercial-stage biopharmaceutical company focused on the development and commercialization of therapies for rare diseases with significant unmet needs.

Our first commercial product is Keveyis (dichlorphenamide), the first and only treatment approved by the U.S. Food and Drug Administration (the “FDA”) for hyperkalemic, hypokalemic, and related variants of primary periodic paralysis (“PPP”), a group of rare hereditary disorders that cause episodes of muscle weakness or paralysis.

Our second commercial product, Macrilen (macimorelin) is an oral growth hormone secretagogue receptor agonist, and is the first and only oral test approved by the FDA for the diagnosis of patients with adult growth hormone deficiency (“AGHD”). We acquired the U.S. and Canadian rights to Macrilen in January 2018 and launched Macrilen in the United States in July 2018.

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

Since the introduction of our new management team in August 2014, we have been building a rare disease, franchise-based business model focused on expansion through a disciplined in-licensing and acquisition strategy. In pursuit of our growth strategy, we have raised over $283 million in equity and debt financings since December 2014. We will continue to identify and evaluate the acquisition of products and product candidates for licensing or acquisition that would be complementary to our existing rare neuromuscular and endocrine franchises or that would form the basis for new rare disease franchises. We believe this approach will enable us to maximize our commercial potential by further leveraging our existing resources and expertise.

In December 2017, we received letters from the offices of United States Senators Amy Klobuchar, Susan Collins and Tammy Baldwin, and Senator Claire McCaskill, Ranking Member of the Homeland Security and Governmental Affairs Committee, requesting information relating to the marketing and sales of Keveyis.  The letters requested information principally relating to the pricing of Keveyis, among other things. We are cooperating with these voluntary requests for information.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Net Product Sales

Through June 30, 2018, our product sales have been solely from sales of Keveyis. We sell Keveyis to one specialty pharmacy provider (the “Customer”), who is the exclusive distributor of Keveyis in the United States.  The Customer subsequently resells Keveyis to patients, who are covered by payors that may provide for government-mandated or privately negotiated rebates with respect to the purchase of the Keveyis.

We recognize revenues from sales of Keveyis when we satisfy a performance obligation by transferring control of Keveyis to the Customer. Transfer of control occurs upon receipt of Keveyis by the Customer.  We expense incremental costs related to the set-up of the contract with the Customer when incurred, as these costs did not meet the criteria for capitalization.

We launched Macrilen in the United States in July 2018.

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

Amortization of Intangible Assets

Amortization of intangible asset relates to the amortization of our product rights to Keveyis and Macrilen. Both intangible assets are being amortized using the straight-line method, using an amortization period of eight years for Keveyis and ten years for Macrilen.

Other Income (Expense), Net

Other income (expense), net, consists of unrealized gain (loss) on the remeasurement of the fair value of warrant liability, interest expense recognized on our long-term debt, the loss on the extinguishment of our pre-existing long-term debt, interest income generated from our cash and cash equivalents, foreign exchange gains and losses and gains and losses on investments.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following table sets forth our results of operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2018	2017		$2018	2017	$
	(in thousands)			(in thousands)
Revenues:
Net product sales	$4,296	$1,529	$2,767	$8,166	$1,529	$6,637
Total revenues	4,296	1,529	2,767	8,166	1,529	6,637

Cost and operating expenses:
Cost of sales (excluding amortization of intangible assets)	$753	$377	$376	$1,420	$377	$1,043
Selling, general and administrative	15,210	10,142	5,068	27,572	17,584	9,988
Research and development	5,453	4,128	1,325	10,334	7,609	2,725
Amortization of intangible assets	1,872	1,255	617	3,641	2,511	1,130
Total cost and expenses	23,288	15,902	7,386	42,967	28,081	14,886
Operating loss	(18,992)	(14,373)	(4,619)	(34,801)	(26,552)	(8,249)
Other income (expense), net	16,070	(15,910)	31,980	3,156	(31,621)	34,777
Loss before income taxes	(2,922)	(30,283)	27,361	(31,645)	(58,173)	26,528
Income tax (expense) benefit	(1)	92	(93)	(1)	(1,502)	1,501
Net loss	$(2,923)	$(30,191)	$27,268	$(31,646)	$(59,675)	$28,029

Net Product Sales and Cost of Sales

Net revenue was $4.3 million and cost of sales were $0.8 million for the three months ended June 30, 2018, an increase of $2.8 million and $0.4 million, respectively, compared to the three months ended June 30, 2017. The increase is due to the continued sales growth of Keveyis, which was launched in April 2017.

Net revenue was $8.2 million and cost of sales were $1.4 million for the six months ended June 30, 2018, an increase of $6.6 million and $1.0 million, respectively, compared to the six months ended June 30, 2017. The increase is due to the continued sales growth of Keveyis, which was launched in April 2017.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses during the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2018	2017		$2018	2017	$
	(in thousands)			(in thousands)
Compensation and other personnel costs	$6,443	$3,925	$2,518	$12,015	$5,827	$6,188
Outside professional and consulting services	7,039	5,038	2,001	12,280	9,539	2,741
Stock-based compensation expense	1,521	1,082	439	2,801	2,035	766
Facility costs	207	97	110	476	183	293
Total selling, general and administrative expenses	$15,210	$10,142	$5,068	$27,572	$17,584	$9,988

Selling, general and administrative expenses were $15.2 million for the three months ended June 30, 2018, an increase of $5.1 million compared to the three months ended June 30, 2017.  Compensation and other personnel costs increased by $2.5 million during the three months ended June 30, 2018, primarily due to increased headcount of commercial personnel for the commercialization of Keveyis and our launch of Macrilen.  Outside professional and consulting services increased $2.0 million due to expenses relating to the commercialization of Keveyis and our launch of Macrilen. Stock-based compensation expense increased by $0.4 million due to granting of equity awards to new employees and facility costs increased $0.1 million due to the new lease entered into in November 2017.

Selling, general and administrative expenses were $27.6 million for the six months ended June 30, 2018, an increase of $10.0 million compared to the six months ended June 30, 2017.  Compensation and other personnel costs increased by $6.2 million during the six months ended June 30, 2018, primarily due to increased headcount of commercial personnel for the commercialization of Keveyis and our launch of Macrilen.  Outside professional and consulting services increased $2.7 million due to expenses relating to the commercialization of Keveyis and our launch of Macrilen. Stock-based compensation expense increased by $0.8 million during the 2018 period due to the granting of equity awards to new employees and facility costs increased $0.3 million due to the new lease entered into in November 2017.

Research and Development Expenses

The following table summarizes our research and development expenses during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2018	2017		$2018	2017	$
	(in thousands)			(in thousands)
Product development and supporting activities	$3,828	$2,959	$869	$7,051	$5,445	$1,606
Compensation and other personnel costs	1,162	888	274	2,412	1,666	746
Stock-based compensation expense	463	281	182	871	498	373
Total research and development expenses	$5,453	$4,128	$1,325	$10,334	$7,609	$2,725

Research and development expenses were $5.5 million for the three months ended June 30, 2018, an increase of $1.3 million compared to the three months ended June 30, 2017. The $0.9 million increase in expenses for product development and supporting activities was primarily due to additional clinical development expenses for Recorlev and life cycle management activities for Keveyis. Compensation and other personnel costs increased by $0.3 million for the three months ended June 30, 2018 as compared to the same period in 2017 due to increased headcount in research and development.  Stock-based compensation expense increased by $0.2 million for the three months ended June 30, 2018 as compared to the same period in 2017 due to the granting of equity awards.

Research and development expenses were $10.3 million for the six months ended June 30, 2018, an increase of $2.7 million compared to the six months ended June 30, 2017. The $1.6 million increase in expenses for product development and supporting activities was primarily due to additional clinical development expenses for Recorlev and life cycle management activities for Keveyis. Compensation and other personnel costs increased by $0.7 million for the six months ended June 30, 2018 as compared to the same period in 2017 due to increased headcount in research and development.  Stock-based compensation expense increased by $0.4 million for the six months ended June 30, 2018 as compared to the same period in 2017 due to the granting of equity awards.

Amortization of Intangible Assets

Amortization of intangible asset was $1.9 million and $3.6 million for the three and six months ended June 30, 2018 respectively, an increase of $0.6 million and $1.1 million respectively, due to the commencement of amortization of the Macrilen product rights that we acquired in January 2018.

Other Income (Expense), Net

The following table summarizes our other income (expense), net, during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2018	2017		$2018	2017	$
	(in thousands)			(in thousands)
Unrealized gain (loss) on fair value of warrants	$19,017	$(15,219)	$34,236	$9,317	$(30,147)	$39,464
Interest expense	(3,289)	(737)	(2,552)	(6,163)	(1,474)	(4,689)
Foreign exchange gain (loss)	13	(14)	27	(7)	(25)	18
Loss on extinguishment of debt	—	—	—	(500)	—	(500)
Other income, net	329	60	269	509	25	484
Total other income (expense), net	$16,070	$(15,910)	$31,980	$3,156	$(31,621)	$34,777

Other income (expense), net, increased by $32.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  The increase was primarily due to a $34.2 million change in the fair value of our warrant liability in 2018, offset in part by a $2.6 million increase in interest expense. The change in the warrant liability is primarily due to changes in our stock price.

Other income (expense), net, increased by $34.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  The increase was primarily due to a $39.5 million change in the fair value of our warrant liability in 2018, offset in part by a $4.7 million increase in interest expense and $0.5 million of expense relating to the loss on the extinguishment of debt. The change in the warrant liability is primarily due to changes in our stock price.

Income Tax

We recorded no income tax expense for the six months ended June 30, 2018 as a result of recording full valuation allowances against our deferred tax asset and deferred tax liability.

Cash Flows

Comparison for the Six Months Ended June 30, 2018 and 2017:

	Six Months Ended
	June 30
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(32,548)	$(25,323)
Investing activities	(24,965)	(7,500)
Financing activities	85,517	(150)
Net increase (decrease) in cash and cash equivalents	$28,004	$(32,973)

Operating Activities

Net cash used in operating activities was $32.5 million for the six months ended June 30, 2018 compared to $25.3 million for the six months ended June 30, 2017.  The increase in net cash used in operating activities resulted primarily from expenditures during 2018 to support the commercialization of Keveyis and the launch of Macrilen, offset in part by increased net revenues from sales of Keveyis.

Investing Activities

Net cash used in investing activities was $25.0 million for the six months ended June 30, 2018 compared to $7.5 million for the six months ended June 30, 2017. The increase in net cash used in investing activities resulted from the $24 million payment made to Aeterna Zentaris GmbH for our acquisition of Macrilen product rights and other expenses incurred with the acquisition.

Financing Activities

Net cash provided by financing activities was $85.5 million for the six months ended June 30, 2018 compared to net cash used in financing activities for the six months ended June 30, 2017 of $0.2 million. The increase in net cash provided by financing activity resulted primarily from our receipt of $44.9 million in proceeds from the amendment to our senior credit facility with CRG Servicing LLC (“CRG”) and $41.1 million in net proceeds from issuance of our ordinary shares.

Liquidity and Capital Resources

Our operations have been financed primarily by net proceeds from the issuance of ordinary shares and the issuance of debt. Our primary uses of capital have been costs incurred in connection with the acquisition of marketing rights for Keveyis and Macrilen, third‑party expenses associated with the commercialization of Keveyis and launch of Macrilen, the planning and conduct of clinical trials, costs of process development services and manufacturing of our product candidates, and compensation‑related expenses.  We expect our funding requirements for operating activities to increase for the remainder of 2018 and possibly beyond due to expenses associated with the commercialization of Keveyis and Macrilen, the execution of our Phase 3 SONICS and LOGICS clinical trials for Recorlev, and selling, general and administrative expenses. We also expect our cash needs to increase to fund potential in‑licenses, acquisitions or similar transactions as we pursue our business strategy.  These expenses may be offset in part by sales of Keveyis and Macrilen.  In addition, beginning March 2021, we may be required to make quarterly principal payments to repay amounts borrowed under our credit facility.

Cash used to fund operating expenses is affected by the timing of when we are invoiced by our vendors, as reflected in the change in our outstanding accounts payable and accrued expenses set forth in the financial statements, included in this Quarterly Report. We believe that our cash resources will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of the financial statements, which is after the expected receipt of data from the Recorlev SONICS and LOGICS Phase 3 clinical trials.

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

As of June 30, 2018, we held cash and cash equivalents of $85.5 million.

On January 16, 2018 (the “First Loan Amendment Effective Date”), we and our subsidiaries, Strongbridge U.S. Inc., Strongbridge Ireland Limited, Cortendo AB (publ) and Cortendo Cayman Ltd., entered into an amendment (the “First Loan Amendment”), to the Term Loan Agreement (the “Loan Agreement”), dated July 14, 2017, with CRG Servicing LLC (“CRG”), as administrative agent and collateral agent, and the lenders named therein (the “Lenders”).

The primary purpose of the First Loan Amendment was to increase the total potential borrowing under the Loan Agreement from $50 million to $100 million. The First Loan Amendment provided for (i) an additional disbursement of $45.0 million (the “Second Tranche”), to the Company on the First Loan Amendment Effective Date, and (ii) an additional disbursement of $5.0 million (the “Fourth Tranche”), to us at our election, contingent upon our achievement of certain revenue milestones and a market capitalization condition on or before December 31, 2018, as described in the Loan Amendment. Under the First Loan Amendment, we continued to be eligible to borrow up to an additional $10.0 million (the “Third Tranche”), contingent upon our achievement of certain revenue milestones on or before June 30, 2018, as previously provided in the Loan Agreement; provided, however, that under the Loan Agreement, as amended, the Third Tranche became subject to market capitalization condition, as described in the Loan Amendment.

On June 6, 2018, we and our subsidiaries, Strongbridge U.S. Inc., Cortendo Cayman Ltd., Strongbridge Ireland Limited and Cortendo AB (publ), entered into a second amendment (the “Second Loan Amendment”), to the Loan

Agreement. The primary purposes of the Second Loan Amendment (as requested by the Company) was to reduce the aggregate commitments under the Loan Agreement from $100 million to $95 million and to combine the Third Tranche and the Fourth Tranche under the Loan Agreement into one final borrowing tranche for up to $10 million (the “Final Tranche”).  Under the terms of the Second Loan Amendment, the Final Tranche borrowing must occur on or before March 19, 2019.  The Final Tranche is subject to the Company’s achievement of a certain revenue milestone, which under the Second Loan Amendment must be satisfied on or prior to December 31, 2018, and satisfaction of a market capitalization condition for the 20 consecutive trading days ending on the trading day immediately prior to the Final Tranche borrowing date (as described in the Loan Agreement, as amended).

The Loan Agreement, as amended, and security agreement entered into with CRG each contain financial and non-financial covenants including minimum amounts of net revenue we must achieve in 2017 and beyond. Failure to comply with the covenants could result in the lenders declaring the loan immediately due and payable. Our liquidity requirements are predicated on maintaining compliance with the debt covenants and repaying outstanding borrowings in accordance with the loan agreement. See Note 7 of the financial statements included in this Quarterly Report for additional information concerning the Loan Agreement, as amended.

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

During the three months ended June 30, 2018, we sold an aggregate of 1,172,557 ordinary shares under our at-the-market facility at an average selling price of $7.00 per share, resulting in net proceeds of approximately $8.0 million after payment of fees and expenses.

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

Contractual Obligations and Other Commitments

The following table summarizes our future minimum commitments at June 30, 2018:

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	(in thousands)

Minimum contract purchases pursuant to supply agreement	$3,293	$13,820	$7,835	$—	$24,948
Debt and interest payments	$11,247	$66,539	$60,352	$—	$138,138
Operating leases	$424	$1,402	$455	$—	$2,281
Total contractual obligations	$14,964	$81,761	$68,642	$—	$165,367

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $85.5 million as June 30, 2018, which consisted primarily of bank deposits in the United States. Our cash and cash equivalents are held in a variety of interest‑earning instruments, including money market funds. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding long-term debt principal of $87.4 million as of June 30, 2018, none of which was due within 12 months. The interest rate of our borrowings under the Loan Agreement with CRG is fixed. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report. Based on their evaluation, we believe that our disclosure controls and procedures as of June 30, 2018 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

10.1†

Amendment No. 2 to Term Loan Agreement, dated as of June 6, 2018, by and among Strongbridge U.S. Inc., Strongbridge Biopharma Public Limited Company, Cortendo Cayman Ltd., Strongbridge Ireland Limited, Cortendo AB (publ), CRG Servicing LLC, as administrative agent and collateral agent, and the lenders listed therein.

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document † Portions of the exhibit are omitted pursuant to a confidential treatment request with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBRIDGE BIOPHARMA PLC

By:	/s/ A. BRIAN DAVIS
Name:	A. Brian Davis
Title:	Chief Financial Officer

Date: August 8, 2018