Form 10-K
period 2018-12-31
Strongbridge Biopharma plc
filed 2019-02-27
CIK 1634432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ).    ☒   Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $260,068,140. Solely for purposes of this disclosure, ordinary shares held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

54,158,948 ordinary shares were issued and outstanding as of February 20, 2019.

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

Our first commercial product is Keveyis (dichlorphenamide), the first and only treatment approved by the U.S. Food and Drug Administration (the “FDA”) for hyperkalemic, hypokalemic, and related variants of primary periodic paralysis (“PPP”), a group of rare hereditary neuromuscular disorders that cause episodes of muscle weakness or paralysis.

In January 2018, Strongbridge Ireland Ltd., one of our wholly-owned subsidiaries, acquired the U.S. and Canadian rights to Macrilen (macimorelin), the first and only oral drug approved by the FDA for the diagnosis of patients with adult growth hormone deficiency. We launched Macrilen in the United States in July 2018. In December 2018, we sold Strongbridge Ireland Ltd. to Novo Nordisk Healthcare AG (“Novo”) for $145 million plus tiered royalties on net sales of Macrilen through 2027. In addition, Strongbridge U.S. Inc, another of our wholly-owned subsidiaries, entered into an agreement with Novo Nordisk Inc., a subsidiary of Novo (“NNI”), pursuant to which NNI will fund the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen in the United States, for a period of three years. Novo also purchased 5.2 million of our ordinary shares at a purchase price of $7.00 per share.

We have two clinical-stage product candidates for rare endocrine diseases, Recorlev and veldoreotide. Recorlev (levoketoconazole) is a cortisol synthesis inhibitor currently being studied for the treatment of endogenous Cushing's syndrome. Veldoreotide is a next-generation somatostatin analog being investigated for potential applications in conditions amenable to somatostatin receptor activation, such as acromegaly. Both Recorlev and veldoreotide have received orphan designation from the FDA and the European Medicines Agency (“EMA”).

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

Our Franchises

Rare Endocrine Franchise

•

Macrilen (macimorelin), an oral growth hormone secretagogue receptor agonist, is indicated for the diagnosis of AGHD.  In December 2018, we sold our subsidiary that held the U.S. and Canadian marketing rights to Macrilen to Novo Nordisk for $145 million and the right to receive tiered royalties on net sales of Macrilen by Novo through 2027. In addition, Novo will fund the costs of 23 of our field-based employees to provide full-time ongoing services to Novo, including the promotion of Macrilen in the United States, for a period of three years

•

Recorlev (levoketoconazole), a cortisol synthesis inhibitor, is in Phase 3 clinical development for the treatment of endogenous Cushing’s syndrome.  Endogenous Cushing’s syndrome is a rare endocrine disorder characterized by sustained elevated cortisol levels that most commonly result from a benign tumor of the pituitary gland. We believe that Recorlev, which is the isolated, “left-handed” mirror image, or enantiomer, of ketoconazole, has the potential to become the new standard of care for the drug therapy of endogenous Cushing’s syndrome. In August 2018, we announced top-line results from our multinational, pivotal Phase 3 SONICS study evaluating Recorlev for treatment of endogenous Cushing’s syndrome. The open-label, single-arm SONICS study achieved statistical significance of its pre-specified primary endpoint, with 30 percent of patients achieving normalization of mean urinary free cortisol (“UFC”) following six months of maintenance treatment with Recorlev without a dose increase during maintenance therapy (one-sided p=.0154, vs the null hypothesis of less than or equal to 20%). Sensitivity analyses as well as secondary and exploratory endpoints of UFC response were supportive of the primary endpoint.

In addition, we have initiated LOGICS, a second Phase 3 clinical trial of Recorlev for the treatment of endogenous Cushing's syndrome. The LOGICS study will supplement the long-term efficacy and safety data from the SONICS trial via a double-blind, placebo-controlled, randomized-withdrawal phase of approximately 8 weeks among 54 patients that follows an open-label titration and maintenance phase of approximately 14 weeks. Top-line data following the randomized-withdrawal phase of LOGICS are expected by the end of 2019.

Upon completion of the clinical development program, we intend to file for marketing authorizations in the United States and elsewhere. Following consultations with the FDA, we have determined that the 505(b)(2) approval pathway, which permits a New Drug Application (“NDA”) applicant to rely on data from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference, is the appropriate pathway for a Recorlev NDA. Because NDA approval can rely in part on data already accepted by the FDA or otherwise publicly available, an abbreviated and reduced development program may be possible. We intend to rely on published literature and the FDA’s prior findings concerning the safety and/or effectiveness of ketoconazole in our NDA for Recorlev. A similar marketing authorization pathway is available in most of the rest of the world, and we believe that the studies supporting U.S. approval will likewise support approvals to market Recorlev elsewhere, including in the European Union.

•

Veldoreotide modified-release, a novel multi-receptor targeted somatostatin analog (“SSA”) that was previously in Phase 2 development as an immediate release formulation. Based on the differentiated activation pattern of somatostatin receptor subtypes (“SSTs”) and the preclinical and clinical profile of immediate-release veldoreotide, we believe that modified-release veldoreotide is a next-generation somatostatin analog with potential applications in conditions amenable to somatostatin receptor activation, such as acromegaly. Veldoreotide has been granted orphan drug designation by the FDA and the EMA for treatment of acromegaly. The lead formulation for veldoreotide modified-release is based upon PLGA microspheres. PLGA is a well-known polymer, which has been widely applied in modified-release formulations due to its biocompatibility, biodegradability, and favorable release kinetics.  We have initiated nonclinical studies and are planning clinical studies that seek to determine additional differentiating features of veldoreotide in both endocrine and non-endocrine conditions.

Rare Neuromuscular Franchise

•

Keveyis (dichlorphenamide), an oral carbonic anhydrase inhibitor and the only therapy approved in the United States to treat hyperkalemic, hypokalemic and related variants of PPP. PPP is a rare genetic, neuromuscular disorder that can cause extreme muscle weakness and/or paralysis; some forms are also commonly associated with myotonia or muscle stiffness. It often interferes with daily activities and, as patients get older, it can lead to permanent muscle weakness. The two most common forms of this disorder are “hyperkalemic” and “hypokalemic” periodic paralysis. Keveyis was approved by the FDA in August 2015 and has orphan drug exclusivity status in the United States through August 7, 2022. From May 2016 to December 2016, Taro Pharmaceuticals Industries Ltd. and its affiliates (“Taro”), supplied Keveyis on a non-commercial basis to patients through a single specialty pharmacy in the United States. We acquired the U.S. marketing rights to Keveyis in December 2016 and we launched Keveyis in the United States in April 2017.

Product Sales

Our product sales in 2018 resulted from sales of Keveyis and Macrilen. In December 2018, we sold our subsidiary that held the U.S. and Canadian marketing rights to Macrilen to Novo. All of our sales were in the United

States. We operate in one operating reporting segment. We recognize net product sales at the time our products are received by our customers (primarily wholesalers and specialty pharmacies). The products are subsequently sold to patients, who are covered by payors that may provide for government-mandated or privately negotiated rebates with respect to the purchase of our products.

Our Strategy

Our goal is to transform the lives of patients by building a leading franchise‑based, commercially oriented biopharmaceutical company addressing rare diseases with significant unmet medical needs. We are focused on developing, in‑licensing, acquiring and eventually commercializing products and product candidates that target rare diseases across various therapeutic areas.

To achieve our goal, we are pursuing the following strategies:

•

Focus on rare diseases, including development of Recorlev. We are selling or developing treatments for rare diseases, initially PPP and endogenous Cushing’s syndrome. Rare diseases typically have a high unmet need for innovative treatment options. Drug development for the treatment of rare diseases often requires smaller clinical trials than for common diseases. Product candidates focused on rare diseases also often qualify for orphan drug designation, which in the United States provides for seven years of market exclusivity and in the European Union provides for 10 years of market exclusivity after regulatory approval to market has been granted.

•

Independently commercialize Keveyis and other products in the United States and the European Union, while providing commercial services to Novo in order to generate additional revenue. We launched Keveyis in the United States in April 2017 and marketed Macrilen in the United States from July to December 2018, when we sold our subsidiary that held the U.S. and Canadian marketing rights to Novo. Our other rare disease product candidates, if approved, may be marketed in the United States, the European Union, and, selectively, in other key global markets. Given the relatively small prescriber bases for Keveyis and our two product candidates, we believe we can use a relatively small, focused field-based team to effectively promote and support our products and patients. We have established sales, marketing, market access and patient service capabilities in the United States to market Keveyis and we will continue to promote Macrilen on behalf of Novo pursuant to our agreement with them for a three-year period. We believe that some of the activities involved in our commercialization activities related to Keveyis and Macrilen will provide synergies to our commercialization of Recorlev if successful. We believe that our ability to execute on this strategy is enhanced by the significant prior commercial experience of key members of our management team. Prior to joining our company, members of our management team were involved in the launch or commercialization of over 20 pharmaceutical products.

•

Provide Commercial Services to Novo Nordisk for the promotion of Macrilen. As part of the transaction in December 2018, in which we sold our U.S. and Canada marketing rights to Novo Nordisk, we will receive tiered royalties on sales of Macrilen through 2027. In addition, we entered into a services agreement with Novo pursuant to which Novo will fund the costs of 23 of our field-based employees to provide full-time ongoing services to Novo, including the promotion of Macrilen in the United States, for a period of three years.

•

Expand our portfolio through a disciplined in‑licensing and acquisition strategy. We plan to source new product candidates by in‑licensing or acquiring them. Our management team seeks to mitigate the potential risks of this strategy by adhering to our disciplined criteria of focusing on in‑licensing or acquisition of products that are already commercially available or that have human clinical data that we believe suggest a relatively high probability of success for development and an attractive potential return on investment. As a result of our management team’s experience in sourcing, selecting, in‑licensing, and acquiring products and product candidates, we were successful in acquiring the U.S. rights to Keveyis and the U.S. and Canadian rights to Macrilen, as well as augmenting our rare endocrine franchise by adding veldoreotide to our product pipeline.

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

Our Product Candidate Pipeline

The following table illustrates our product candidates by stage:

Our Rare Endocrine Franchise

Macrilen

In January of 2018, Strongbridge Ireland Ltd., one of our wholly-owned subsidiaries, acquired the U.S. and Canadian rights to Macrilen (macimorelin), the first and only oral drug approved by the FDA for the diagnosis of patients with adult growth hormone deficiency. We launched Macrilen in the United States in July 2018.

In December 2018, we sold Strongbridge Ireland Ltd. to Novo Nordisk (“Novo”) for $145 million plus tiered royalties on net sales of Macrilen through 2027. Between January 1, 2019 and December 31, 2021, Novo will pay to us 12% of annual net sales of Macrilen in the United States. Between January 1, 2022 and December 31, 2027, Novo will pay to us (i) 4% of any portion of annual net sales in the United States up to $100 million and (ii) 8% of any portion of annual net sales in the United States greater than $100 million. The royalty payments are subject to certain conditions and reductions, including if Macrilen is no longer covered by a valid claim of a patent in the United States or Novo or its affiliates no longer hold exclusive marketing rights granted by the FDA. In addition, we entered into a services agreement with Novo pursuant to which Novo will fund the costs of 23 of our field-based employees to provide full-time ongoing services to Novo, including the promotion of Macrilen in the United States, for a period of three years. We will also be entitled to a performance fee of up to $1.5 million per contract year if certain conditions are met by our field-

based employees under the services arrangement, which conditions will be determined and measured by a joint committee comprised of members from Novo and from Strongbridge, with a majority of members from Novo.

Recorlev

Overview

Recorlev (levoketoconazole) is a cortisol synthesis inhibitor that we are developing for the treatment of endogenous Cushing’s syndrome. The active pharmaceutical ingredient in Recorlev, levoketoconazole, exerts its therapeutic effect by blocking the synthesis of cortisol in the adrenal glands, leading to the reduction and, ideally, the normalization of blood cortisol. Recorlev has been granted orphan drug designation by the FDA and the EMA and is being developed using a dose regimen of twice daily oral administration.

Ketoconazole, although not approved for such use in the United States, is the most frequently prescribed drug therapy for endogenous Cushing’s syndrome. It is used to reduce blood cortisol and ameliorate comorbidities associated with Cushing’s syndrome. Molecules of ketoconazole form as mirror images, referred to as enantiomers. Manufactured ketoconazole consists of two enantiomers, 2R,4S‑ketoconazole and 2S,4R‑ketoconazole, that are found in equal amounts, and is therefore referred to as a racemate. Recorlev is a pure form of one (2S,4R‑ketoconazole) of the two enantiomers of ketoconazole. Single‑enantiomer drugs, like Recorlev, may offer safety and efficacy advantages over racemates because one of the enantiomers in a racemate can have safety issues or be less effective in the treatment of the disorder or disease. The more therapeutically favorable enantiomer may be known as the eutomer. We believe that levoketoconazole is the eutomer of ketoconazole with respect to cortisol synthesis inhibition and treatment of endogenous Cushing’s syndrome.

Recorlev inhibits the cortisol synthesis pathway at several points. Based on recent top-line interim results from the SONICS study, we believe that Recorlev can have a beneficial impact on hypercortisolism, the hallmark of endogenous Cushing’s syndrome, as well as benefits related to several comorbidities of endogenous Cushing’s syndrome, including those associated with cardiovascular disease risk, such as diabetes, weight gain and elevation in LDL-cholesterol. In addition, we believe that Recorlev may offer an advantageous safety profile in a representative population with endogenous Cushing’s syndrome. We believe that Recorlev has the potential to become a new standard of care for chronic drug therapy of endogenous Cushing’s syndrome due to its demonstrated clinical properties.

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

A typical approach to drug therapy is to inhibit cortisol synthesis through the oral administration of an inhibitor of enzymes that regulate adrenal cortisol synthesis. Ketoconazole acts in this way and is the most widely used drug therapy for endogenous Cushing’s syndrome in the United States. Although approved in the European Union for this indication, ketoconazole is not approved for this indication by the FDA and is therefore prescribed “off-label”. The percentage of endogenous Cushing’s syndrome patients treated with ketoconazole monotherapy who achieve normalized levels of cortisol, assessed by measuring UFC has been reported from retrospective, uncontrolled studies, with varying definitions of normalization, to be between 33% and 100%. Data from a recent retrospective study of 200 patients in 14 French centers solely treated with ketoconazole for endogenous Cushing’s syndrome between 1995 and 2012 suggested that ketoconazole controlled cortisol in approximately 50% of patients and likewise improved clinical symptoms. Also, beneficial effects of oral ketoconazole on clinical symptoms and signs that drive the morbidity and mortality of endogenous Cushing’s syndrome have been reported including reduction in high blood pressure, improvement of diabetes, and normalization of hypokalemia, or low potassium blood levels. However, some patients treated with ketoconazole experience tolerability issues and, in some cases, liver injury (also known as hepatotoxicity). As a result of the hepatotoxicity risk, the FDA has issued a boxed warning to prescribers in the labeling describing the use of ketoconazole to treat fungal infections, the only approved indication for ketoconazole in the United States. The FDA has also cautioned that safety and effectiveness have not been established for off-label use of ketoconazole in Cushing’s syndrome. Although elevations in liver enzymes associated with ketoconazole are generally mild to moderate and reversible upon cessation of drug, in rare cases, severe hepatotoxicity may occur (estimated as one in every 10,000 to 15,000 patients). In extremely rare cases, ketoconazole-related liver injury may be irreversible and result in death or require liver transplantation. In July 2013, the Committee for Medicinal Products for Human Use (“CHMP”) recommended that ketoconazole be withdrawn for use as an antifungal agent in the European Union. The EMA adopted the CHMP recommendation in August 2013, and the recommendation was subsequently confirmed by the European Commission. In September 2014, HRA Pharma received a recommendation of approval from the EMA for ketoconazole for the treatment of endogenous Cushing’s syndrome, based on the well‑established use of ketoconazole in medical practice as well as documentation from retrospective studies in the literature.

An alternative medical approach to treating Cushing’s syndrome targets pituitary tumors that produce ACTH (i.e., in Cushing’s disease). Among Cushing’s disease patients, the dopamine agonist cabergoline, which is not approved for use to treat Cushing’s disease in the United States, has been shown to achieve normalization of UFC levels, gold-standard evidence of disease control, in about 30% of patients. The SSA pasireotide, which is marketed as Signifor® and Signifor LAR for the treatment of Cushing’s disease in the United States, has shown normalization of UFC levels with stable dosing of the immediate-release formulation in 15% of patients at a dosage of 600 µg twice-daily and in 26% of patients at a dosage of 900 µg twice-daily over a 6-month period. Certain SSAs, including Signifor, are known to have undesirable side effects on glucose metabolism. Forty percent of patients with Cushing’s disease treated with Signifor in its Phase 3 clinical trial reported the occurrence of hyperglycemia‑related adverse events, and in the cohort receiving Signifor 900 µg twice-daily,  glycated hemoglobin (“HbA1c”) increased from 5.8% at baseline to 7.3% at Month 6.

Another alternative drug therapy, Korlym, or mifepristone, works by inhibiting the action of cortisol at the cortisol-receptor level but does not lower blood cortisol levels, which actually tend to increase during therapy. As a result of this mechanism of action, it is not possible to monitor response (i.e., effectiveness and safety) to Korlym by measuring UFC or cortisol levels (from blood or saliva), which are the standard ways clinicians monitor disease progression and response to treatment. As a result, Korlym is usually titrated and monitored through use of clinical signs and symptoms improvements (e.g., blood sugar reductions). Korlym has been approved in the United States to control hyperglycemia secondary to hypercortisolism in patients with endogenous Cushing’s syndrome who also have diabetes mellitus. About one-third of patients with endogenous Cushing syndrome have diabetes. Korlym is contraindicated in pregnant women and in women with a history of unexplained vaginal bleeding, as its side effects include termination of pregnancy, endometrial thickening and vaginal bleeding. It is also frequently associated with hypokalemia.

We believe that the efficacy and usage limitations and safety concerns associated with currently available drug therapies for endogenous Cushing’s syndrome are an important reason why a significant unmet medical need exists among endogenous Cushing’s syndrome patients with persistent or recurrent disease post-surgery. In a survey we commissioned in 2014 of 89 U.S. physicians treating patients with Cushing’s syndrome, when asked, “Of your patients on medication to manage cortisol levels, what percentage are well controlled?”, the physicians estimated that only approximately 37% of such patients were well controlled. A recent multicenter study of 230 Cushing’s disease patients followed for up to 27.5 years and treated with any modality (i.e., surgery, radiation or drugs) found that only 49% had documented biochemical control. We believe that our potential addressable market for Recorlev includes diagnosed endogenous Cushing’s syndrome patients that at any time are eligible for drug therapy, including patients anticipating surgery, for whom surgery or radiation is not feasible, is contraindicated or has been unsuccessful. This unmet need may also be impacted by what we believe to be the current lack of disease awareness among physicians and patients, resulting in a relatively low rate of diagnosis.

Our Solution—Recorlev

We believe that Recorlev has the potential to become a new standard of care for the drug therapy of endogenous Cushing’s syndrome because it may provide a favorable efficacy, safety and tolerability profile compared to current drug therapies, including ketoconazole. Based on interim results of the SONICS study, Recorlev effectively reduces UFC, in contrast to Korlym, and demonstrates anti‑hyperglycemic effects, in contrast to Signifor. In addition, we believe Recorlev may have an improved safety profile compared with that of ketoconazole.

Recorlev, like ketoconazole, is a cortisol synthesis inhibitor that inhibits the cortisol synthesis pathway at multiple points. The following graphic illustrates the cortisol synthesis pathway:

Preclinical and pharmacokinetic data provide evidence that the presumed efficacy of ketoconazole to treat hypercortisolism is due to the ability of levoketoconazole to inhibit adrenal cortisol synthesis. This conclusion is inferred from evidence that the antipode of levoketoconazole (dextroketoconazole) is a far less potent inhibitor of cortisol synthesis in vitro. Furthermore, the relatively greater potency of levoketoconazole to inhibit cortisol (and androgen) synthesis implies that, all else being equal, a lower dose of levoketoconazole could result in the same or better efficacy as a higher dose of ketoconazole, thus potentially reducing the risk of toxicity, such as liver toxicity, if such toxicity is contributed approximately equally by each enantiomer of ketoconazole. These conclusions are based on the following:

•

In in vitro studies, Recorlev was found to have markedly higher potency than ketoconazole and its mirror‑image enantiomer, 2R,4S‑ketoconazole, in inhibiting the key enzymes in cortisol synthesis (CYP11B1, CYP17, and CYP21). The inhibitory potency in vitro of levoketoconazole on these enzymes is approximately twice that of ketoconazole, precisely the ratio that would be expected if levoketoconazole accounted for essentially all of the in vitro potency. Combined with the pharmacokinetic profile of the enantiomers (below), these data suggest that essentially all in vivo cortisol inhibition observed following administration of ketoconazole can be ascribed to the single 2S,4R enantiomer (levoketoconazole, the active ingredient of Recorlev).

•

The pharmacokinetics of the enantiomers also suggest a potentially larger therapeutic index of Recorlev relative to ketoconazole. The two enantiomers found within ketoconazole are present in equal amounts, but in a Phase 1 clinical study in healthy subjects, it was observed that administration of ketoconazole resulted in integrated blood concentrations (i.e., exposure) of the single enantiomer, 2S,4R‑ketoconazole (i.e., Recorlev) that exceeded those of the other enantiomer, 2R,4S‑ketoconazole, by approximately three times. This observation suggests either that (i) 2R,4S‑ketoconazole is extracted by the liver to a greater extent than the other single enantiomer, 2S,4R‑ketoconazole (i.e., Recorlev), and may therefore contribute more than Recorlev to the observed liver toxicity of ketoconazole or (ii) 2S,4R-ketoconazole is preferentially absorbed. Even if the liver-clearance of the enantiomers is not different, the higher blood levels of 2S,4R-ketoconazole upon dosing with racemate suggest that a lower amount of drug administration of the single 2S,4R enantiomer (levoketoconazole) may result in equivalent efficacy to a higher amount of drug administration of ketoconazole, assuming that 2S,4R-ketoconazole accounts for essentially all of the in vivo cortisol inhibition of the racemate (ketoconazole—see above).

•

Compared with ketoconazole, it was observed in in vitro studies that Recorlev is less potent than the other enantiomer (i.e., its antipode, 2R,4S-ketoconazole) in inhibiting the activity of CYP7A. CYP7A is the first and rate‑limiting enzyme for production of bile acids in the liver. While a role of CYP7A in liver injury is not established, this finding suggests a possible differential effect of the ketoconazole enantiomers on metabolic and detoxifying enzymes in the liver contributing to reduced hepatotoxicity potential of Recorlev.

•

Preliminary evidence from studies performed in vitro using primary human hepatocytes suggests that at relevant pharmacological concentrations there are distinct differences between ketoconazole enantiomers in their propensity to perturb metabolic functions of the cells that favor levoketoconazole over its antipode (2R,4S-ketoconazole) or ketoconazole. Such differences are believed to be relevant clinically as they suggest differences in the potency of these compounds to induce metabolic abnormalities that are believed to be responsible for a condition known as oxidative stress (an imbalance between oxidizing free radicals and the molecules that neutralize them, known as antioxidants). It is believed that oxidative stress may be an early event in the pathogenesis of liver injury from many different drugs, including ketoconazole.

Previously, levoketoconazole (then called DIO-902) was studied clinically for the treatment of type 2 diabetes. DiObex, our licensee from 2004 to 2008, initiated three clinical trials to investigate the use of levoketoconazole for treatment of type 2 diabetes and two clinical drug-drug interaction studies in healthy volunteers. Results from these studies established the clinical pharmacology profile of levoketoconazole, contributed to an understanding of its potential efficacy in type 2 diabetes and established preliminary clinical safety and tolerability profiles.

Thirty-seven patients with Type 2 Diabetes Mellitus (“T2DM”) were enrolled in a Phase 1/2a double-blind, placebo-controlled, parallel-group study and administered levoketoconazole at 200, 400, or 600 mg once daily (QD), ketoconazole 400 mg QD, or placebo, for 14 days (Study DIO-501). A total of 21 patients with T2DM received levoketoconazole. Levels of LDL-cholesterol were significantly decreased in patients treated with levoketoconazole. Non-significant trends suggestive of improvement in glycemic control and reduction in cortisol secretion relative to placebo were observed.

Administration of levoketoconazole in patients with T2DM was safe and well tolerated. Headache and nausea were the most frequently reported adverse events (“AE”), some of which were considered drug-related. No clinically significant changes in hematology, blood chemistry, and urinalysis were noted in any treatment group. No treatment-related changes in markers of liver injury (LFTs) were reported. Plasma area under the concentration-time curves (AUCs) and maximum concentration (Cmax) increased in a non-proportional manner over the dose range of 200 mg to 400 mg; clearance was decreased at 600 mg QD.

Two Phase 2b studies (one main study plus an open-label extension) designed to evaluate the efficacy of levoketoconazole in combination with atorvastatin in patients with T2DM were voluntarily terminated early due to the perceived high regulatory and commercial hurdles for the approval and use of levoketoconazole in T2DM at the time of development in 2008, given the emerging benefits and risks profile observed. Study DIO-502 was a 4-month, double-blind, randomized, placebo-controlled, eight-arm dose-ranging trial of levoketoconazole (150 mg to 450 mg QD) with concomitant administration of metformin and either atorvastatin 10 mg or matching placebo for atorvastatin 10 mg. Study DIO-503 was an open-label, follow-on extension to Study DIO-502 to evaluate safety, tolerability, and pharmacodynamics after 24 weeks of dosing with levoketoconazole in combination with metformin and atorvastatin or placebo in patients with T2DM. At the time of study terminations, of 133 patients enrolled in the combined studies, 129 were treated, and 97 received at least one dose of levoketoconazole. A total of 47 patients received treatment with levoketoconazole between one and three months duration, while 38 patients exceeded three months of dosing. The frequency of AEs reported was generally similar across treatment arms. Diarrhea was the most frequently reported AE overall with administration of levoketoconazole. No SAEs were reported in the terminated studies.

A safety signal of elevated serum transaminases was identified in the DIO-502 and DIO-503 studies. Three of 129 randomized and treated patients were discontinued prematurely from the studies as required by the safety monitoring plan for elevated LFTs. All three was receiving levoketoconazole and atorvastatin study therapies at the time of their adverse events. Among these three patients, LFTs returned to normal after study drug was discontinued. Three other patients had modest elevations in LFT levels that led to elective premature study withdrawal (i.e. not dictated by the safety monitoring plan). The LFT levels in these three patients also returned to normal after study drug was discontinued.

Four additional patients required close monitoring of LFTs following an observed LFT abnormality, per protocol, and had resolution of their LFT abnormalities while receiving study drug. A detailed analysis of the liver transaminase elevations in this study showed that there was no correlation between the dose of levoketoconazole and abnormal liver transaminases. A safety signal consistent with drug-induced QTc prolongation was also observed in one of the drug-drug interaction studies.

Owing to the known risks of liver injury and QTc prolongation with ketoconazole and the observed safety signals in the Phase 2 program in type 2 diabetes, suspected liver injury and QTc prolongation (including related cardiac adverse events) were pre-defined as adverse events of special interest (“AESIs”) in the Phase 3 Cushing’s syndrome studies.

Clinical and Preclinical Development of Recorlev in Cushing’s Syndrome

In the United States, Recorlev is considered a new molecular entity.  Upon completion of the clinical development program for Cushing’s Syndrome, we intend to file for marketing authorizations in the United States and elsewhere.  In the United States, an NDA, which is a prerequisite to marketing authorization, can be submitted under one of a number of approval paths defined in the Federal Food, Drug, and Cosmetic Act.  Following consultations with the FDA, we determined that the 505(b)(2) approval pathway, which permits an NDA applicant to rely on data from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference, is the appropriate pathway for a Recorlev NDA.  Because a 505(b)(2) NDA approval can rely in part on data already accepted by the FDA or otherwise publicly available, an abbreviated and reduced development program may be possible.  In the case of Recorlev, we intend to rely in our NDA on published literature and the FDA’s prior findings concerning the safety and/or effectiveness of ketoconazole.  A similar marketing authorization path is available in most of the rest of the world, and we anticipate that the studies supporting U.S. approval will likewise support approvals to market Recorlev elsewhere, including in the European Union. The FDA has acknowledged that no additional preclinical investigations will be required for Recorlev prior to an NDA filing. The EMA’s CHMP has requested a study of reproductive toxicity that may be completed prior to filing for marketing authorization in Europe, pending further discussions.

In August 2018, we announced top-line results from the pre-planned interim analysis of our multinational, pivotal Phase 3 SONICS study evaluating Recorlev for treatment of endogenous Cushing’s syndrome. The open-label, single-arm, maintenance-of-benefit SONICS study achieved statistical significance of its pre-specified primary endpoint, with 30 percent of patients achieving normalization of mean UFC following six months of maintenance treatment with Recorlev without a dose increase (one-sided p=.0154 vs. the null hypothesis of less than or equal to 20%). Sensitivity analyses as well as secondary and exploratory endpoints of UFC response were supportive of the primary endpoint.

We have also initiated LOGICS, a second Phase 3 clinical trial of Recorlev for the treatment of endogenous Cushing's syndrome. The LOGICS study will supplement the long-term efficacy and safety data from the SONICS trial via a double-blind, placebo-controlled, randomized-withdrawal phase of approximately 8 weeks among 54 patients that follows an open-label titration and maintenance phase of approximately 14 weeks. Top-line data following the randomized-withdrawal phase of LOGICS are expected by the end of 2019.

We believe that if SONICS has (1) demonstrated consistent and significant clinical benefit by meeting the primary endpoint of the trial, specifically the responder rate measured as normalization of UFC levels at the 6-month time point without need for dose increase during the 6-month maintenance phase and (2) show consistent improvement of objectively quantifiable biomarkers of endogenous Cushing’s syndrome comorbidities, such as blood glucose, blood lipids, blood pressure or weight, and improvement of other clinical signs and symptoms of endogenous Cushing’s syndrome, then it would be regarded by regulators as adequate proof of efficacy in this rare disease with a high unmet medical need.  Therefore, we consider LOGICS as a mechanism for providing independent evidence of efficacy of Recorlev in a second, placebo controlled and blinded trial rather than serving as sole or primary evidence of efficacy for Recorlev in endogenous Cushing’s syndrome.  Furthermore, if successful, LOGICS has the potential to provide adequate evidence of efficacy durability beyond one year of therapy in the subset of patients who were previously enrolled in SONICS. Finally, we believe that the combination of SONICS and LOGICS will provide an adequate demonstration of the long-term safety and tolerability of Recorlev in patients with endogenous Cushing’s syndrome.  In total over 130 unique patients with this condition will have been treated with Recorlev during SONICS and LOGICS, and some patients will have been treated with Recorlev for at least 3 years at the time of first NDA submission.

In 2018, we initiated a long-term, open-label extension study with Recorlev (“OPTICS”) to capture longer-term safety, tolerability and efficacy data from patients who complete either SONICS or LOGICS and who choose to continue therapy with Recorlev. OPTICS will continue to accrue data for a minimum of three years, with a plan to allow patients to continue participating in the study until it has become available for purchase in their own country. We expect that we might be required by the FDA and the EMA to collect additional safety data post‑approval.

Phase 3 Clinical Trials

SONICS Phase 3 Clinical Trial

We enrolled 94 patients in our SONICS Phase 3 clinical trial in the United States, Canada, the European Union and the Middle East. This clinical trial was conducted pursuant to a U.S. IND for Recorlev for the treatment of endogenous Cushing’s syndrome that took effect in May 2013. The last patient visit occurred in November 2018.

Following a screening phase, SONICS has three distinct treatment phases. During the dose titration (DT) phase, patients start at 150 mg twice daily dosing (300 mg total daily dose) and titrate in 150 mg increments up to a maximum 600 mg twice daily dosing (1,200 mg total daily dose). Following the dose titration phase, once the therapeutic dose has been reached, patients enter the maintenance (“M”) phase, during which the dose is fixed and cannot be changed other than for safety reasons, including loss of efficacy. At the end of the six-month M phase, UFC levels are measured and the UFC responder rate, which is the primary endpoint of the clinical trial, is determined. Patients who have completed the M phase may enter the extended evaluation phase, which we expect will provide additional safety and efficacy data. Throughout the entire clinical trial, various measurements for safety and efficacy are taken.

•

The primary endpoint of the clinical trial is the proportion of patients with UFC response to Recorlev, defined as a reduction in mean 24‑hour UFC levels to levels that are equal to or less than the upper level of normal range following six months of treatment in the M phase without a dose increase (during the M phase).

•

Key secondary endpoints include the number of patients with at least a 50% decrease in UFC levels, changes in blood sugar, blood pressure, cholesterol and weight compared to baseline, effects on clinical signs and symptoms of Cushing’s syndrome, quality of life measures obtained from the Cushing’s syndrome quality of life questionnaire and the severity of depression obtained from the Beck’s Depression Inventory II.

The clinical trial is also designed to investigate the pharmacokinetics of Recorlev in patients with endogenous Cushing’s syndrome.

Below is a diagram of the SONICS clinical trial design:

Several elements of the SONICS clinical trial design were informed by the clinical development pathway of currently approved drug therapies in the United States and the European Union. Additionally, we incorporated advice from the CHMP and FDA into the design of the clinical trial. The FDA recommended use of a concurrent control group in SONICS. However, SONICS utilizes an open‑label, single‑arm design because use of a placebo control in a long-term, parallel-arm monotherapy design was considered unethical or infeasible to enroll, depending on the specific country or clinical trial site under consideration. Studies lacking a concurrent control group are more likely to be subject to unanticipated variability in study results that can potentially lead to flawed conclusions because they do not allow for discrimination of patient outcomes. As a result, even if we achieve the clinical trial’s endpoints, the FDA or other regulatory authorities could view our study results as potentially biased. We have attempted to control for bias introduction in SONICS via the use of strict evidence of active disease at baseline based on objective measures, an objectively measured primary endpoint with repeated longitudinal assessments and implementation of a strict data restriction plan that severely limits exposure to efficacy data at the Sponsor.

In August 2018, we announced top-line results from our SONICS study evaluating Recorlev for treatment of endogenous Cushing’s syndrome. Approximately 90 patients were planned to be enrolled, and 94 patients were actually enrolled. Of the 94 patients, 77 completed the DT phase and 61 completed the M phase.

The primary objective of normalized mean UFC (mUFC) without an increase in the therapeutic dose over the preceding six months was achieved among 30% of all enrolled patients at the final visit of the 6-month M phase. Statistical significance of the primary endpoint analyzed using the intent-to-treat population was achieved, having excluded an mUFC normalization rate at the 6-month time point of 20% or lower (1-sided p = 0.0154; 2‑sided p = 0.031. Sensitivity analyses and secondary and exploratory analyses of mUFC response were all supportive of and suggested greater efficacy of levoketoconazole than the primary endpoint analysis, indicative of a conservative primary analysis method.

Evidence of clinical benefit from levoketoconazole was further demonstrated by improvements in several pre-defined, key secondary endpoints of cardiovascular risk (i.e. cardiometabolic comorbidities of CS) in the maintenance-completer study population including highly statistically significant (maintaining overall type 1 error at 5%) and clinically meaningful decreases from baseline in mean fasting glucose, hemoglobin A1C, total and low-density lipoprotein‑cholesterol and body weight.

Safety and tolerability findings throughout the DT and M phases indicate that levoketoconazole was generally well tolerated, with a discontinuation rate due to adverse events of 13% and no new safety signals observed relative to the prior experience with the drug in type 2 diabetes. Fourteen of 94 patients (15%) reported one or more serious adverse events (SAE), and in 4 patients an SAE was deemed drug-related by investigators (1 case of elevated liver function tests, 2 cases of prolonged QTc, and 1 case of adrenal insufficiency). One patient death not considered drug-related (colon cancer; preferred terms of adenocarcinoma of colon and metastases to liver), was reported during the M phase.

Liver-related adverse events were considered AESIs in SONICS and are of particular interest in light of serious hepatotoxicity reported rarely among users of ketoconazole. Seven (7.4%) patients were reported as having an AESI related to the liver, and five of the seven discontinued study drug permanently at the time of the event; the other two resumed study drug after interruption, although one of the two later discontinued. Transaminases were measured routinely at least every other week during dose titration and at least monthly during the M phase. At the baseline visit, 96% of patients enrolled had alanine aminotransferase (ALT) within the normal reference range. During treatment ALT did not exceed 20x ULN in any patient, and no Hy’s Law cases were reported. Three (3.2%) patients were recorded with a post-baseline ALT value greater than 5x ULN and an additional seven (7.4%) of patients had at least 1 ALT value greater than 3x ULN at any time after baseline. Most ALT elevations occurred during dose titration, and all elevations over 3x ULN occurred by Month 2 of the M phase. The aspartate aminotransferase values measured in these cases moved in the same direction as ALT but were less elevated. No patient had a total bilirubin level >1.5x ULN at any time. There was no obvious dose relationship among the cases, and each case was fully reversible upon drug interruption/discontinuation without clinical sequelae. It is not yet known if such events are predictable within an individual, but routine monitoring effectively identified elevated transaminase cases when they were mild and usually asymptomatic.

ECGs with centrally over-read QTc were monitored routinely during the study at the same intervals as LFT monitoring. Five (5.3%) patients were reported as having a QT/cardiac-related AESI; in every case the patient was asymptomatic. There were no discontinuations due to QTc prolongation. No arrhythmias were reported. In each case of prolonged QTc, study drug was resumed after temporary interruption. A total of nine (10%) patients had at least one QTc value representing an increase of more than 60 milliseconds from baseline, and two (2.1%) patients had a QTc interval above the pre-defined mandatory drug-interruption threshold of 500 milliseconds. Routine ECG monitoring effectively identified patients with QTc prolongation without any clinical sequelae. Therefore, we believe QTc prolongation safety issues can be appropriately managed with product labeling.

LOGICS Phase 3 Clinical Trial

Rather than alter the design of SONICS to facilitate regulatory authority requests for a concurrent control group with which to compare the efficacy and safety of Recorlev, we initiated LOGICS, a second Phase 3 pivotal study. LOGICS will include a concurrent comparison of Recorlev to matching placebo using a randomized, double-blind withdrawal design that we believe will be both feasible to enroll and ethical to conduct everywhere that SONICS is being conducted. LOGICS will randomize approximately 54 patients.

Following a screening phase, LOGICS has three distinct treatment phases for patients who did not participate in SONICS and two distinct phases for most of those who did participate in SONICS. The first phase, which is only intended for patients new to levoketoconazole or for those who require re-establishment of a therapeutic dose, is dose titration and maintenance.  During the dose titration and maintenance phase, patients start at 150 mg twice daily dosing (300 mg total daily dose) and titrate in 150 mg increments up to a maximum 600 mg twice daily dosing (1,200 mg total daily dose) and remain at their individualized therapeutic dose.  The total duration of this phase is up to 19 weeks.  SONICS-completers who are currently receiving a stable therapeutic dose skip dose titration and maintenance and proceed directly to the second phase, where they are joined by those who progressed through the first phase. The second phase is randomized-withdrawal, during which patients are randomly assigned to either continue active treatment with levoketoconazole or be switched to a matching placebo using the same tablet number. The primary efficacy endpoint comes at the end of the randomized-withdrawal period, which lasts no more than 9.5 weeks for each patient (and may end sooner if a “rescue” is needed). The primary endpoint is the proportion of patients with a loss of established UFC response in the placebo group compared with the proportion in the levoketoconazole group. The final phase of LOGICS is the restoration phase, during which all patients once again receive active therapy; however, in order to conceal the therapy in the randomized-withdrawal phase, it was necessary to blind the therapy during restoration using twice the number of tablets (one active and one placebo). Throughout the entire clinical trial, various measurements for safety and efficacy are taken.

Below is a diagram of the LOGICS clinical trial design:

Veldoreotide Modified-Release —a Novel Somatostatin Analogue

Overview

In June 2015, we acquired veldoreotide, a novel multi‑receptor targeted SSA that was previously in Phase 2 development as an immediate-release formulation and has the potential as a next-generation somatostatin analog to provide a new and differentiated treatment option for patients with conditions amenable to somatostatin receptor activation, such as acromegaly. We acquired veldoreotide as part of our strategy to build our rare endocrine franchise. At the time of acquisition, veldoreotide was in Phase 2 clinical development as a treatment for acromegaly in its original, immediate-release formulation. Acromegaly is a rare endocrine disorder that most commonly results from a benign tumor of the pituitary gland, leading to excess production of growth hormone and IGF‑1. The treatment goal is the normalization of growth hormone and IGF‑1, which is the main cause of the detrimental clinical signs and symptoms of acromegaly.

SSAs are peptides that are administered as deep subcutaneous or intramuscular injections, typically as long-acting formulations for monthly injections.  They are the most commonly used drug therapy for the treatment of acromegaly and work by binding to specific subtypes of SSTs that are expressed by the tumor. Binding of SSAs to these SSTs leads to the beneficial inhibition of growth hormone secretion but can also result in the unwanted inhibition of secretion of other endocrine hormones such as insulin and glucagon in the pancreas. Like other SSAs, veldoreotide is a peptide that we are developing for injection. In contrast to approved SSAs, veldoreotide activates a different subset of SSTs. Like the marketed SSAs, it binds and activates signaling via SST2 and SST5. However, in contrast to the approved SSAs, which primarily target one or the other of SST2 or SST5, veldoreotide binds and activates SST2 and SST5 approximately with equal potency. Veldoreotide also has a high affinity for SST4, a receptor believed to be important to modulating pain signals in the peripheral nervous system. Veldoreotide does not bind to SST3 or the mu-opiate receptor at pharmacological concentrations. In vitro data suggest that a higher proportion of human adenomas are a target for growth hormone inhibition by veldoreotide as compared to octreotide, which is referred to as a single receptor targeted SSA that binds and activates predominantly via SST2, potentially resulting in an increased responder rate. Nonclinical data indicate that postprandial insulin secretion and gallbladder motility are both less inhibited by veldoreotide as compared with octreotide.

Based on the differentiated activation pattern of veldoreotide upon binding to SST subtypes, we believe that veldoreotide may offer an improved efficacy and safety profile relative to existing drug therapies for acromegaly and other conditions that are modifiable through activation of somatostatin receptors. In the three clinical studies of immediate-release veldoreotide completed outside the United States in healthy volunteers veldoreotide was able to suppress stimulated growth hormone levels to a similar extent as octreotide, and, when compared with immediate-release subcutaneous octreotide, there was less blunting of insulin in response to a mixed meal or oral glucose load. In two studies of patients with acromegaly, veldoreotide caused a similar degree of suppression of elevated serum growth hormone as octreotide. Veldoreotide has been granted orphan drug designation for the treatment of acromegaly by the FDA and the EMA.

We have formulated veldoreotide as a modified-release, long-acting product using PLGA microsphere technology. Preliminary nonclinical studies suggest that an injection volume suitable for subcutaneous administration may be feasible for once-weekly dosing in humans. Depending on the results of ongoing exploratory nonclinical studies, we may elect to pursue a development pathway for veldoreotide modified-release that includes a therapeutic use outside of acromegaly or endocrinology in general. Regardless of indication(s) to be pursued, further development will require preclinical safety (toxicology) studies as well as manufacturing scale-up before the newly formulated product can enter clinical testing. We anticipate that such preclinical studies, once begun, will take at least 18 months to complete.

Completed Clinical Trials

Five clinical trials of veldoreotide have been performed to date: three in healthy male volunteers and two in patients with acromegaly, all of which employed an immediate-release, short‑acting formulation injected subcutaneously. At the time the clinical trials described below were conducted, veldoreotide was named DG3173. These trials were conducted by Aspireo Pharmaceuticals Ltd., other than DG3173‑I‑001, which was conducted by Develogen AG.

The Phase 1 clinical trials involved 122 healthy subjects and the Phase 2 clinical trial involved 28 patients with acromegaly. No SAEs were observed, and mostly mild adverse events typical for SSAs such as injection site reactions and gastrointestinal side effects were reported. There was no evidence that veldoreotide adversely affects the liver, kidneys or other organ systems, including the cardiovascular system. Data from the multiple ascending dose clinical trial in healthy subjects (Study I 002) showed inhibition of growth hormone comparable to octreotide, but no or less inhibition of insulin secretion and less effect on glucose levels. The single ascending dose trial in patients with acromegaly (Study II 01) and the continuous infusion study in patients with acromegaly (Study II 02) confirmed that veldoreotide also suppresses excessively produced growth hormone to a similar maximal extent as octreotide.

We believe the preliminary clinical findings from these trials corroborate the profile of veldoreotide observed in nonclinical studies, which suggested inhibition of growth hormone secretion without detrimental effects on post‑meal insulin or glucose metabolism. These preliminary findings contrast favorably with the well‑described insulin and glucose perturbations caused by octreotide, lanreotide and pasireotide, and we intend to conduct additional clinical trials to evaluate the clinical profile of veldoreotide and possibly its differentiation from existing SSAs. We believe veldoreotide potentially could confer distinct therapeutic advantages relative to currently approved SSAs as a treatment for somatostatin-responsive conditions.

The following table summarizes the completed clinical trials with immediate-release veldoreotide.

Clinical Trial Number	Clinical Trial Descriptions	Patients Enrolled	Year and Status	Location	Dose
DG3173‑II‑02	Phase 2 Trial of the Effect of Subcutaneous Infusions of Three Doses of Veldoreotide on Growth Hormone Levels in Untreated Acromegaly Patients	8	2013/2014 Completed. Bioanalytical report issued.	Ukraine	920‑5520 µg continuous infusion over 23 hours
DG3173‑II‑01	Phase 2 Trial of the Effect of Single Ascending Doses of Veldoreotide and 300 µg of Octreotide on Human Growth Hormone Levels in Untreated Acromegaly Patients	20	2012 Completed. Study report issued.	Ukraine	300‑1800 µg QD
DG3173‑I‑003	Phase 1 Placebo‑Controlled, Trial to Assess the Pharmacodynamic Effect on Glucose Metabolism of Single Doses of Veldoreotide, Octreotide and Placebo in Healthy Male Patients	8	2013 Completed. Study report issued.	Switzerland	300‑1800 µg QD
DG3173‑I‑002	Phase 1 Trial to Compare the Safety and Pharmacologic Activity of Repeated Doses of Veldoreotide and Veldoreotide Plus Octreotide with Octreotide and Placebo and Establish Their Pharmacokinetic Interaction in Healthy Male Patients	42	2012/2013 Completed. Study report issued.	Switzerland	100‑1800 µg TID
DG3173‑I‑001	Phase 1 Double‑Blind, Placebo-Controlled Trial to Investigate Safety, Tolerability and Pharmacokinetics of Single Escalating Dosing of Veldoreotide in Healthy Male Patients	72	2008 Completed. Study report issued.	Germany	10‑2000 µg QD

Our Rare Neuromuscular Franchise

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

Keveyis is an oral carbonic anhydrase inhibitor that was approved by the FDA in the United States in August 2015 to treat hyperkalemic, hypokalemic and related variants of PPP. The exact mechanism(s) through which oral carbonic anhydrase inhibitors, and Keveyis in particular, decrease the frequency and severity of periodic paralysis attacks is unknown. However, it is believed that their effects are mediated both locally (i.e., in muscle) and systemically. It is not known whether their effects are disease-modifying. Keveyis has received orphan drug exclusivity status in the United States through August 7, 2022.

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

Commercialization Strategy

Our existing commercial infrastructure is limited. After acquiring the U.S. marketing rights for Keveyis in December 2016, we established sales, marketing, market access and patient service capabilities. We believe, based on our market research, that there are approximately 4,000 to 5,000 patients in the United States diagnosed with PPP and we believe that we can address the market by targeting physicians who are managing patients with PPP, including neuromuscular specialists, general neurologists and primary care physicians.

During 2018, we expanded our commercial infrastructure to support the product launch of Macrilen. In December 2018, we sold our subsidiary that help the U.S. and Canadian marketing rights to Macrilen to Novo. However, as noted elsewhere in this Annual Report, in connection with this transaction, we entered into a services agreement with Novo pursuant to which Novo will fund the costs of 23 of our field-based employees to provide full-time ongoing services to Novo, including the promotion of Macrilen in the United States, for a period of three years.

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

Manufacturing

We do not have internal manufacturing capabilities and intend to continue to rely on third parties to produce Keveyis and our product candidates.

We have a supply agreement with Taro to produce Keveyis. We are obligated to purchase certain annual minimum amounts of product totaling approximately $29 million over a six-year period from Taro. The supply agreement may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If the supply agreement is terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf.

The manufacturing, packaging and distribution of Recorlev drug product for clinical trials following Good Manufacturing Practices (“GMPs”), is currently outsourced under contracts to experienced contract manufacturers. We expect to enter into similar arrangements for veldoreotide.

Intellectual Property of our Products and Product Candidates

We actively seek to protect the intellectual property and proprietary technology that we believe is important to our business, including seeking, maintaining, enforcing and defending patent rights for our products, product candidates and methods of treatment, whether developed internally or licensed from third parties. Our success will depend on our ability to obtain and maintain patent and other protection (including exclusivity through orphan drug designation) for our products, product candidates and methods of treatment, preserve the confidentiality of any know‑how and operate without infringing the valid and enforceable patents and proprietary rights of third parties.

Our policy is to seek to protect our proprietary position generally by filing patent applications initially at the USPTO. After this initial phase, patent applications claiming priority to the initial application are filed in various countries, including the United States, Europe and Canada. In each case, we determine the strategy and territories required after discussion with our patent professionals with the goal of obtaining relevant coverage in territories that are commercially important to us and our product candidates. We will additionally rely on orphan drug designation exclusivity and patent term extensions when available. We also rely on trade secrets and know‑how relating to our underlying product technologies. Prior to making any decision on filing any patent application, we consider with our patent professionals whether patent protection is the most sensible strategy for protecting the invention concerned or whether the invention should be maintained as confidential.

We own or license 55 granted patents, of which five are U.S. issued patents. We also own or license 15 pending patent applications, of which eight are U.S. patent applications.

We maintain trademark registrations and/or trademark applications for “Strongbridge Biopharma” and “Recorlev” in key geographies that include the United States, Australia, Brazil, China, Europe, Israel, India, Japan, Mexico, and Canada, among others. We also maintain trademark registrations and/or trademark applications for various additional potential trademarks for potential use if we determine not to utilize Recorlev as the branded pharmaceutical name for our levoketoconazole product candidate, once approved.

Recorlev

We own 45 issued patents related to our product candidate, Recorlev. Issued claims in these patents are directed to methods of treatment of various diseases or conditions associated with elevated cortisol levels or activity using Recorlev. The patents have been granted in major territories including the U.S., Europe, China and Japan and expire in 2026 and 2027. We have three pending U.S. patent applications directed to methods of treating a disease or condition associated with elevated cortisol levels or activity, including Cushing’s syndrome, with Recorlev. We also have an issued patent in the United States directed to reducing C-reactive protein levels and systemic inflammation through administration of a once-daily dose of Recorlev that expires in 2030. In addition to any patent exclusivity, we intend to rely on orphan drug designation exclusivity for Recorlev.

Veldoreotide

We own nine issued patents related to our product candidate, veldoreotide.  One of the patents is issued in the United States with claims covering an extended-release formulation and a method of manufacturing the formulation.  This patent expires in 2037.  We have filed eight patent applications that include substantially similar proposed claims in other countries including China, Japan, Canada and various countries in Europe.  In addition to any patent exclusivity, we intend to rely on orphan drug designation exclusivity for veldoreotide.

Keveyis

We acquired U.S. marketing rights to Keveyis in late 2016.  We are not aware of any issued patents related to Keveyis. We have filed four patent applications in the United States related to Keveyis.  Although we intend to rely primarily on orphan drug designation exclusivity for Keveyis, we also expect to continue to prosecute such patent applications and explore additional life cycle management opportunities for Keveyis.

Laws and Regulations Regarding Patent Terms

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non‑provisional application. In the United States, a patent term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in a patent prosecution by the patentee. A patent’s term may be lengthened by a patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent. The patent term of a European patent is 20 years from its effective filing date, which, unlike in the U.S., is not subject to patent term adjustments in the same way as U.S. patents.

The term of a patent that covers an FDA‑approved drug or biologic may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch‑Waxman Act”) permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug or biologic is under regulatory review. Patent extensions cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug, for example Supplementary Protection Certificates. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We anticipate that some of our issued patents may be eligible for patent term extensions, but such extensions may not be available and, therefore, any commercial monopoly may be restricted.

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

endogenous Cushing’s syndrome patients in the United States. Two therapies have limited indications in Cushing’s syndrome that is not due to adrenal carcinoma. Korlym (mifepristone) is a cortisol receptor blocker indicated to control hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. Signifor (pasireotide) and Signifor LAR are marketed by Novartis in the United States and are indicated for the treatment of adult patients with Cushing's disease (a subset of Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative.

Ketoconazole, metyrapone and mitotane are marketed by HRA Pharma in certain European countries.  Osilodrostat (LCI699), an 11β-HSD2 inhibitor, is currently in Phase 3 clinical development by Novartis in Cushing’s disease.  Corcept Therapeutics is developing relacorilant (CORT125134), a selective glucocorticoid receptor antagonist, currently in Phase 3 for Cushing’s syndrome.  Millendo Therapeutics is developing nevanimibe hydrochloride (ATR-101), a selective acyl-CoA:cholesterol acyltransferase 1 (ACAT) inhibitor, currently in Phase 2.  Cedars-Sinai is developing seliciclib (R-roscovitine) for Cushing’s disease, in Phase 2.

•

Veldoreotide:  A number of acromegaly therapies are currently approved and in various stages of development.  There are currently three approved SSA therapies for acromegaly in the United States: Sandostatin LAR (octreotide) marketed by Novartis; Signifor LAR (pasireotide) marketed by Novartis; and Somatuline Depot (lanreotide) marketed by Ipsen.  There is one growth hormone receptor antagonist, Somavert (pegvisomant), marketed by Pfizer.  Chiasma had filed an NDA in the United States for RG-3806 (Mycapssa®), an oral octreotide formulation in 2015, and received a Complete Response Letter wherein FDA stated that it did not believe the company’s application had provided substantial evidence of efficacy to warrant approval, and advised Chiasma that it would need to conduct another clinical trial in order to overcome this deficiency. Additional therapies (owner) are in Phase 2 clinical development for acromegaly: CRN-00808 an oral SSA (Crinetics); IONIS-GHR-LRx, an antisense inhibitor of the GH receptor (Ionis); CAM‑2029, octreotide long‑acting (Camurus); ITF‑2984 (Italfarmaco); atesidorsen (ATL-1103), an antisense inhibitor of GH receptor (Antisense Therapeutics).

•

Keveyis: Acetazolamide, an oral carbonic anhydrase inhibitor, is used frequently off-label for the prophylactic and sometimes acute treatment of PPP.    Potassium supplements are indicated for use in hypokalemic periodic paralysis in the United States and are frequently used either chronically or for emergency treatment of episodes in that form of PPP. Several other types of drugs have been reported to have benefits for chronic or acute use in one or more than one PPP variant, including potassium-sparing diuretics, beta receptor agonists, mexelitine and other sodium channel blockers, and others.  We are not aware of drugs currently in development for prophylactic chronic treatment of PPP. A Phase 2 clinical study of bumetanide, a loop diuretic, is underway in England for acute treatment of paralytic attacks.

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

•

the successful performance of adequate and well‑controlled human clinical trials conducted in accordance with current Good Clinical Practices (“cGCP”) to establish the safety and efficacy of the product candidate for each proposed indication;

•	analysis of clinical trial data and preparation of submission to the FDA of an NDA;
•	the submission to the FDA of an NDA;
•	the FDA’s acceptance of the NDA;
•

satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current Good Manufacturing Practices (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of FDA inspections of clinical trial sites and GLP toxicology studies; and
•	the FDA’s review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.

The testing and approval process requires substantial time, effort, and financial resources, and the receipt and timing of any approval is uncertain.

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

Clinical trials are inherently uncertain and any phase may not be successfully completed. A clinical trial may be suspended or terminated by the FDA, IRB or sponsor at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides ongoing oversight and safety reviews to determine whether or not a clinical trial may move forward at designated checkpoints based on access to certain data from the clinical trial. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter generally outlines the deficiencies in the NDA submission and may require substantial additional clinical testing, such as an additional pivotal Phase 3 clinical trial(s), clinical data, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

Moreover, the federal Drug Supply Chain Security Act imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new federal legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, this legislation requires manufacturers to comply with detailed drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

HITECH also created four new tiers of civil monetary penalties, and newly empowered state attorneys general with the authority to enforce HIPAA. In January 2013, the Office for Civil Rights of the U.S. Department of Health and Human Services issued the Final Omnibus Rule under HIPAA pursuant to HITECH that makes significant changes to the privacy, security, and breach notification requirements and penalties. The Final Omnibus Rule, which generally took effect in September 2013, enhances certain privacy and security protections, and strengthens the government’s ability to enforce HIPAA. The Final Omnibus Rule also enhanced requirements for both covered entities and business associates regarding notification of breaches of unsecured protected health information. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways. These state laws may not have the same effect and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Because we commercialize products that are reimbursed under federal and other governmental healthcare programs, we have developed a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and healthcare program requirements. Although compliance programs and adherence thereto may mitigate the risk of violation of and subsequent investigation and prosecution for violations of the above laws, the risks cannot be entirely eliminated. If our operations are found to be in violation of any of the health care laws or regulations described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion of products from reimbursement under government programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and/or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we are subject to similar foreign laws and regulations, which may include, for instance, applicable post‑marketing requirements, including safety surveillance, fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Pharmaceutical Coverage, Pricing and Reimbursement

In both domestic and foreign markets, our sales depend in part on the availability of coverage and adequate reimbursement from third‑party payors. Third‑party payors include government authorities, managed care providers, private health insurers and other organizations. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third‑party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our commercial products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the products. Sales of these products therefore depend substantially, both domestically and abroad, on the extent to which the costs of these products are paid by third‑party payors. These third‑party payors are increasingly focused on containing healthcare costs by challenging the price and examining the cost‑effectiveness of medical products and services.

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

increased the statutory minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; extended the Medicaid Drug Rebate Program to prescriptions of individuals enrolled in Medicaid managed care organizations; required manufacturers to offer 50% point‑of‑sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. For years the U.S. Congress has been assessing new legislation designed to repeal and replace core sections of the PPACA. On December 22, 2017, for instance, the President signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which repealed the “individual mandate” of the PPACA. The repeal of the individual mandate is expected to cause millions fewer Americans to be insured in 2027 and premiums in insurance markets may rise. The Trump Administration has also taken executive actions to undermine or delay implementation of the PPACA. In January 2017, the President signed an Executive Order directing applicable federal agencies to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

Members of the United States Congress and the Trump administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the PPACA.

Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of PPACA or otherwise circumvent some of the requirements for health insurance mandated by PPACA. These actions include directing applicable federal agencies to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, an Executive Order was signed terminating the cost sharing subsidies that reimburse insurers under the PPACA. Several state Attorneys Generals filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018 the United States Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in PPACA risk corridor payments to third-party payors. The effects of this gap in reimbursement on third-party payors, the viability of the PPACA marketplace, providers, and our business, are not yet known.

Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under PPACA have been signed into law. On December 22, 2017, for instance, the President signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which repealed the “individual mandate” of the PPACA. The repeal of the individual mandate is expected to cause millions fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of PPACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of PPACA are invalid as well. While this judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this judicial decision, subsequent appeals, and other efforts to repeal and replace PPACA will impact PPACA and our business.

In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Moreover, CMS issued a final rule in 2018 that will give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients.

At the state level, individual states in the United States are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Segment and Geographical Information

Information on our total revenues by product attributed to customers who represented at least 10% of our total revenues in each of 2018 and 2017, is included in Note 14 to our consolidated financial statements.

The following table represents total long-lived assets by location (in thousands):

	December 31, 2018	December 31, 2017
United States	$294	$15
Total long-lived assets (1)	$294	$15

(1)	Long-lived assets consist of property and equipment.

Employees

As of December 31, 2018, we had 106 full‑time employees, working in the United States or Ireland. Of these full‑time employees, 29 were engaged in research and development, 61 were engaged in commercial activities including sales, marketing and market access, and 16 were engaged in other general and administrative activities.

Corporate Information

Strongbridge Biopharma plc, an Irish public limited company, was established on May 26, 2015 under the name Cortendo plc.

Our principal office in Ireland is located at Suite 206, Fitzwilliam Hall, Fitzwilliam Place, Dublin 2, D02 T292, Ireland. Our principal executive office is located at 900 Northbrook Drive, Suite 200, Trevose, Pennsylvania, 19053, USA, and our telephone number is +1 610‑254‑9200

Our website is www.strongbridgebio.com. The information on, or that can be accessed through, our website is not part of and should not be incorporated by reference into this Annual Report.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4 and 5 and proxy statements, as well as all amendments to those reports are available free of charge through our investor relations website at strongbridgebio.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov.

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

Risks Related to Our Business, Industry and Operations

We have generated only limited revenues from product sales to date, we have a history of net losses and negative cash flows, and we may never achieve or maintain profitability.

Until we acquired the U.S. marketing rights to Keveyis, in December 2016, we were a development-stage biopharmaceutical company. We have a limited operating history and have not yet demonstrated an ability to obtain regulatory approval for, or manufacture and commercialize a product candidate.

Since inception, we have incurred significant operating losses. We have devoted substantially all of our financial resources to identifying, in-licensing, acquiring and developing our product candidates, conducting clinical trials, commercializing Keveyis, which we launched in April 2017, and Macrilen, our second commercial product, which we launched in July 2018 and subsequently sold the rights to in December 2018, and providing general and administrative support for these operations.

To date, we have financed our operations primarily through private placements of equity securities, the proceeds from our initial public offering of ordinary shares in the United States in October 2015 and subsequent follow-on public offerings, our at-the-market facility, and debt financings.

Our ability to achieve and maintain profitability in the future will depend on our ability to obtain regulatory approval for our product candidates and to generate sufficient revenues from product sales.

Our future revenue will be dependent, in part, upon the size of the markets in the territories for which our products receive regulatory approval, the accepted prices for our products, the ability to obtain coverage and adequate reimbursement, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from our products.

Furthermore, we anticipate that our expenses will continue to increase as we:

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

The net losses we incur before achieving profitability may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Moreover, if we incur substantial losses, we could be liquidated, and the value of our shares might be significantly reduced or the shares might be of no value.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to successfully execute on our business strategy would decrease the value of our company and could impair our ability to raise capital, expand our business or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

We will receive significant funding from Novo Nordisk through 2021 to subsidize the cost of 23 of our field-based employees, and we have committed that these employees will be fully dedicated during this time to the provide services to Novo, including to promote Macrilen in the United States. As a result, we will be dependent on our relationship with Novo and any setback that may occur with respect to Macrilen sales by Novo and/or its breach of our underlying agreements with them could impair our operating results.

In December 2018, we sold our subsidiary that held the U.S. and Canadian marketing rights to Macrilen to Novo.  As consideration for the sale, we received an upfront payment from Novo plus the right to receive tiered royalties on net sales of Macrilen through 2027.  In addition, we entered into a services agreement with Novo pursuant to which it will fund, for a period of three years (subject to our right to terminate the arrangement upon six months’ notice), the costs of 23 of our field-based employees to provide full-time ongoing services to Novo, including the promotion of Macrilen in the United States.  We will also be entitled to a performance fee of up to $1.5 million per contract year if certain conditions are met by our field-based employees under the services arrangement, which conditions will be determined and measured by a joint committee comprised of members from Novo and from Strongbridge, with a majority of members from Novo.

The royalties we are entitled to receive from Novo will depend, in part, on the amount and timing of resources dedicated to the marketing and distribution of Macrilen by Novo.  Although we will have the ability to contribute to the overall success of Macrilen, the commercial success of Macrilen will ultimately be determined and controlled by Novo and royalty revenues to us will be negatively impacted if sales of Macrilen by Novo are limited for any reason, including if Novo is unable to market Macrilen effectively as a result of competitive, manufacturing, regulatory or other issues.  Furthermore, the royalty payments we receive for Macrilen sales will be determined by Novo based on reported sales.  Novo’s calculation of royalty payments will be subject to and dependent upon the adequacy and accuracy of its sales and accounting functions. Errors may occur from time to time in these calculations.  Although we have the right to audit the calculations and sales data for royalty payments, we will rely in the first instance on Novo to accurately report sales and calculate and pay applicable royalties. If we do exercise our audit rights, such audits may occur many months following our recognition of the royalty revenue errors, may require us to adjust our royalty revenues in later periods and may require us to incur significant expenses. Further, Novo may be uncooperative or have insufficient records, which may complicate and delay the audit process.

Our field-based employees are required under the services agreement to devote all of their time, under the direction of Novo, to the promotion of Novo’s growth hormone products, including Macrilen.  As a result, we will not be entitled to the services of these employees during the term of the services agreement.  In addition, the reimbursement by Novo to us for the costs of our field-based employees is dependent on the satisfaction of our obligations under the services agreement and Novo’s fulfillment of its related contractual obligations.  We are generally required to maintain the services of the full 23-person team and to use commercially reasonable efforts to ensure that these field-based employees perform the services set forth in a commercial plan to be developed from time to time by Novo.  The agreement contains customary provisions regarding events of termination and indemnification, and we are generally obligated to indemnify Novo for the actions of our employees, subject to limitations in the event they are acting at the direction of Novo.

Finally, our right to receive any portion of the annual performance fee will be contingent on a number of factors including the establishment of reasonable performance criteria for our field-based employees (in light of the fact that a majority of the joint committee will be affiliated with Novo), our field-based employees’ ability to achieve the annual performance goals established by the joint committee, and the determination and calculation of any performance fees that are owed to us under the services arrangement and our ability to validate and/or challenge such determination and calculation if necessary.

We are highly dependent on our key personnel, including our chief executive officer and chief medical officer, as well as our ability to recruit, retain and motivate additional qualified personnel.

We are highly dependent on Matthew Pauls, our President and Chief Executive Officer, and Dr. Fredric Cohen, our Chief Medical Officer, as well as certain other executive officers. Some members of our management team, including Mr. Pauls, have only been our employees since August 2014. As a result, they have limited experience working for us and working together as a team. Any member of management or employee can terminate his or her relationship with us at any time. Although we have included non-compete provisions in their respective employment or consulting agreements, as the case may be, such arrangements might not be sufficient for the purpose of preventing such key personnel from entering into agreements with any of our competitors. The inability to recruit and retain qualified personnel, or the loss of Mr. Pauls, Dr. Cohen or certain other executive officers, could result in competitive harm as we could experience delays in reaching our in-licensing, acquisition, development and commercialization objectives.

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

If we are unable to effectively build, train and equip our sales force, our ability to successfully commercialize Keveyis, and any other products we acquire or for which we receive regulatory approval, and to market and promote Macrilen on behalf of Novo will be harmed.

Prior to our launch of Keveyis in April 2017, we had no experience commercializing products on our own. In order to successfully commercialize Keveyis, and any other products we acquire or for which we receive regulatory approval, and to market and promote Macrilen on behalf of Novo, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. The continued development of our commercial organization will be expensive and time-consuming, and our resources may be limited compared to some of our competitors.

We have expended significant time and resources to train our sales force to be effective in their sales efforts for Keveyis and Macrilen. However, we are likely to experience turnover of the sales representatives that we have hired or will hire, requiring us to train new sales representatives.

If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians and other potential customers about the benefits of Keveyis, Macrilen and any other products we acquire or for which we receive regulatory approval, and their proper administration and label indication, as well as any associated patient access programs, our efforts to successfully commercialize products could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.

We are expanding our organization and may experience difficulties in managing this growth, which could disrupt our operations.

As our development, commercialization, in-licensing, and acquisition plans and strategies develop, and as we continue to commercialize Keveyis, promote Macrilen, and advance the clinical and preclinical development of our product candidates, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of managerial, operational, sales, marketing, financial, legal and other resources. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any such growth could require significant capital expenditures and may divert financial resources from other projects, such as the in-licensing, acquisition and development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

Future revenues from product sales and/or royalties may be lower than expected.

Efforts to educate the medical community and third-party payors on the benefits of Keveyis and Macrilen and any other product candidates for which we receive regulatory approval may require significant resources and may not be successful. If the products we promote do not achieve an adequate level of market acceptance, we may not generate significant revenues from product sales and/or royalties or any profits from operations. The degree of market acceptance of Keveyis and Macrilen and any product candidates for which we receive regulatory approval will depend on a variety of factors, including, but not limited to:

•	whether clinicians and potential patients perceive the products or product candidates to have better efficacy, safety and tolerability profile, and ease of use compared with alternative therapies;
•	the timing of market introduction;

•	the number and quality of current and future competing products;
•	our ability to provide acceptable evidence of safety and efficacy;
•	the prevalence and severity of any side effects;
•	relative convenience and ease of administration;
•	cost‑effectiveness;
•	patient diagnostics and screening infrastructure in each market;
•	marketing and distribution support; and
•	availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third‑party payors, both public and private.

In addition, the potential market opportunity for any pharmaceutical product is difficult to estimate precisely. Our estimates of the potential market opportunity for Keveyis, Macrilen and our two product candidates are predicated on several key assumptions such as industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions may be inaccurate. If any of our assumptions proves to be inaccurate, then the actual market for these products and product candidates, if approved, could be smaller than our estimates of the potential market opportunity. If the actual markets for these products and product candidates, if approved, are smaller than we expect, or if they fail to achieve an adequate level of acceptance by physicians, health care payors and patients, the revenue we recognize from product sales and/or royalties may be limited and we may be unable to achieve or maintain profitability. Further, given the limited number of treating physicians, if we are unable to convince a significant number of such physicians of the value of these products, we may be unable to achieve a sufficient market share to make our products profitable.

We operate in a highly competitive and rapidly changing industry, which may result in competitors discovering, developing or commercializing competing products before or more successfully than we do, or our entering a market in which a competitor has commercialized an established competing product, and we may not be successful in competing with them.

The development and commercialization of pharmaceutical products is highly competitive and subject to significant and rapid technological change. Our success is highly dependent upon our ability to in-license, acquire, develop and obtain regulatory approval for new and innovative drug products on a cost-effective basis and to market them successfully. In doing so, we face and will continue to face intense competition from a variety of businesses, including large, fully integrated, well-established pharmaceutical companies who already possess a large share of the market, specialty pharmaceutical companies and biopharmaceutical companies, academic institutions, government agencies and other private and public research institutions in Europe, the United States and other jurisdictions. In addition, for so long as we are entitled to receive royalties from Novo from their Macrilen sales, our success will depend in part on Novo’s ability to compete in this challenging environment.

We anticipate this competition to increase in the future as new companies enter the neuromuscular, endocrinology and rare diseases markets. In addition, the health care industry is characterized by rapid technological change, and new product introductions or other technological advancements could make some or all of our products obsolete.

The highly competitive nature of and rapid technological changes in the biotechnology and pharmaceutical industries could render our products and product candidates and/or Macrilen, obsolete or non-competitive. Our competitors may, among other things:

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

Additional competitors could enter the market with generic versions of our products or Macrilen, which may result in a decline in sales of affected products.

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

We intend to rely on orphan drug exclusivity in the marketing and sale of Recorlev. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, "Approved Drug Products with Therapeutic Equivalence Evaluations," known as the "Orange Book." If there are patents listed in the Orange Book, a 505(j) or 505(b)(2) applicant that seeks to market its product via an ANDA before expiration of the patents must include in the ANDA what is known as a "Paragraph IV certification," challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, final approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

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

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license. Moreover, if any patents that are granted and listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could immediately face generic competition and its sales would likely decline rapidly and materially. Should sales decline, we may have to write off a portion or all of the intangible assets associated with the affected product and our ability to generate revenue could be compromised. In addition, for so long as we are entitled to receive royalties from Novo Nordisk, any challenges faced in maintaining the proprietary patent protection associated with Macrilen that have a negative impact on Novo’s product sales will have a negative effect on us.

The Orphan Drug designation for our products and product candidates may not prevent competition from companies that develop other compounds for the treatment of the same condition. These companies may have significantly more resources than we do. Competition from them could limit our revenue from the commercialization of our products and/or product candidates, if approved.

Although Keveyis and our two product candidates have received Orphan Drug designation in the United States, and in the case of Recorlev and veldoreotide in Europe, we cannot be assured that we will realize the potential benefits of the designation. Even after an orphan drug is approved for its orphan indication, the FDA or EMA can subsequently approve a different drug for the same condition if it concludes that the later drug is safer, more effective or makes a major contribution to patient care. Upon expiration of the orphan drug exclusivity period, we may be subject to competition from manufacturers offering a generic form of Keveyis or our other product candidates, if approved, at a lower price, in which case our business could be harmed. Similarly, for so long as we are entitled to receive royalties from Novo from Macrilen sales, our business will be negatively impacted by any competitor who is able to offer a generic form of Macrilen at a lower price.

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

We expect that we will need additional funding before we can expect to complete the development of our two product candidates.

We are currently advancing two product candidates through clinical development, Recorlev (levoketoconazole) and veldoreotide. Development of product candidates is expensive, and we expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue our ongoing trials and initiate new nonclinical studies and clinical trials of Recorlev, veldoreotide and any other product candidates we may seek to develop. We expect that we will require additional capital to commercialize Recorlev and to obtain regulatory approval for and commercialize veldoreotide. Our future funding requirements will depend on many factors, including, but not limited to:

•	the amount of revenue that we receive from Keveyis sales and Macrilen royalties;
•	the cost of expanding our sales, marketing, distribution and administrative capabilities;
•	the scope, rate of progress, results and cost of our clinical trials, nonclinical testing, and other related activities;
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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product or product candidate that is approved, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired.

Raising additional capital may cause dilution to our shareholders, restrict our operations, or require us to relinquish rights to our intellectual property or future revenue streams.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of product revenue, royalty income, equity offerings, debt financings, grants, and license and development agreements in connection with any collaborations. We do not have any committed external source of funds. In the event we seek additional funds, we may raise additional capital through the sale of equity or convertible debt securities. In such an event, the ownership interests of our current shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that would adversely affect their rights as shareholders. Debt financing, if available, could result in increased fixed payment obligations and may involve agreements that include restrictive covenants, such as limitations on our ability to incur additional debt, make capital expenditures, acquire, sell or license intellectual property rights or declare dividends, and other operating restrictions that could hurt our ability to conduct our business.

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

We have no manufacturing capabilities and currently depend on one supplier to manufacture Keveyis. We also depend on a limited number of other suppliers to manufacture our product candidates for use in clinical trials. If these suppliers are unable or unwilling to continue manufacturing for us and we are unable to contract quickly with alternative sources our business will be harmed.

Taro produces all of our requirements for Keveyis. We rely on other third-parties to manufacture our product candidates for use in clinical trials. If any of these vendors is unable or unwilling to meet our future requirements, we may not be able to manufacture our products in a timely manner. Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions.

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

If we are presented with appropriate opportunities, we may acquire other businesses or product candidates. The integration of new businesses and/or product candidates may produce unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be directed to the ongoing development of our business. Also, in any future in-licensing or acquisition transactions, we may issue shares of stock that would result in dilution to existing shareholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing we might need for future transactions may be available to us only on terms that restrict our business or impose costs that reduce our net income.

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

Risks Related to Our Clinical Trials, Government Regulation and Legal Proceedings

Clinical trials are very expensive, time consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and earlier clinical trials may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials.

In some instances, there can be significant variability in safety or efficacy results between earlier and later stages of clinical trials of the same product candidate. These discrepancies may be due to a number of factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the administration regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants.

In the case of our two product candidates, Recorlev and veldoreotide, results from our Phase 3 clinical trials may differ from earlier results due to the larger number of patients, clinical trial sites and additional countries involved in our Phase 3 clinical trials. Furthermore, different countries have different standards of care and different levels of access to care for patients, which in part drives the heterogeneity of the patient populations that enroll in our studies. In August 2018, we announced statistically significant positive top-line results from our SONICS Phase 3 clinical trial for Recorlev. However, there can be no assurances that the final results will be positive.

In addition, because we were not involved in and had no control over the preclinical and clinical development of veldoreotide prior to our acquisition of this product candidate in June 2015, we are dependent on the prior research and development of veldoreotide having been conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, the accuracy of reported results of all clinical trials conducted prior to our acquisition, and the correct interpretation of collected data from these clinical trials. If any of these assumptions prove to be incorrect, we could experience increased costs and delays in the development of veldoreotide, which could hurt our ability to generate future revenues from this product candidate.

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

We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. The FDA, EMA and other comparable foreign regulatory agencies have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA, EMA or any comparable foreign regulatory agency. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the product candidates.

Furthermore, while certain of our employees have prior experience with submitting marketing applications to the FDA, EMA and comparable foreign regulatory agencies, we, as a company, have not submitted such applications for our product candidates. Applications for any of our product candidates could fail to receive regulatory approval for many reasons, including, but not limited to, the following:

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

In communications we had with the FDA, they recommended use of a concurrent control group in our SONICS Phase 3 clinical trial. However, SONICS utilizes an open-label, single-arm design because use of a placebo control in a parallel-arm monotherapy design was considered unethical or infeasible to enroll, depending on the specific country or clinical trial site under consideration. Studies lacking an active control group are more likely to be subject to unanticipated variability in study results that can potentially lead to flawed conclusions because they do not allow for discrimination of patient outcomes. In August 2018, we announced statistically significant positive top-line results from our SONICS Phase 3 clinical trial. However, even if we achieve the clinical trial’s endpoints for this clinical trial, the FDA or other regulatory authorities could view our study results as potentially biased due to our lack of an active control group.

Our LOGICS study, which is a second Phase 3 clinical trial of Recorlev for the treatment of endogenous Cushing’s syndrome, will supplement the long-term efficacy and safety data from the ongoing SONICS trial via a randomized, double-blind, placebo-controlled design that will randomize approximately 54 patients, in an attempt to address our lack of an active control group in our SONICS trial. There can be no assurances, however, that the FDA or other regulatory authorities will view the LOGICS study results as sufficient.

Upon completion of the clinical development program for Recorlev, we intend to file for marketing authorizations in the United States and elsewhere.  Following consultations with the FDA, we have determined that the 505(b)(2) approval pathway, which permits an NDA applicant to rely on data from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference, is the appropriate pathway for a Recorlev NDA.  We intend to rely on published literature and the FDA’s prior findings concerning the safety and/or effectiveness of ketoconazole in our NDA for Recorlev and on similar processes in other jurisdictions.  There can be no assurances, however, that the 505(b)(2) approval pathway in the United States, or similar approval pathways outside of the United States, will be available for Recorlev or that the FDA or other regulatory authorities will approve Recorlev through an application based on such pathways.

We generally plan to seek regulatory approval to commercialize our product candidates in the United States, the European Union and other key global markets. To obtain regulatory approval in other countries, we must comply with regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. Failure to obtain marketing authorization for our product candidates in any jurisdiction will result in our being unable to market and sell such products. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

Any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain regulatory approval. This could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our product candidates.

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

Physicians will prescribe Keveyis only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other treatments, even if those products are not approved for PPP. Because PPP is rare, most physicians are inexperienced in the care of patients with the illness and it may be difficult to persuade them to prescribe Keveyis. Other factors that may affect the commercial success of Keveyis include:

•	the preference of some physicians for more familiar, long-standing, off-label treatments for PPP, such as acetazolamide;
•	long-term persistency and compliance with therapy;
•	competition from alternative therapies, such as potassium supplements, diuretics, beta receptor agonists, mexiletine and other sodium channel blockers;
•	the cost-effectiveness of Keveyis and the availability of third-party insurance coverage and reimbursement; and
•	the product labeling required by the FDA.

Physicians will prescribe Macrilen only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other diagnostic methods, even if those methods are not approved for diagnosing AGHD. Because AGHD is rare, most physicians are inexperienced in the diagnosis of patients with the illness and it may be difficult to persuade them to prescribe Macrilen. Other factors that may affect the commercial success of Macrilen include:

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

The failure of Keveyis and Macrilen to achieve commercial success could prevent us from generating sufficient product sales and royalties to fully fund our commercial and development activities.

If serious adverse, undesirable or unacceptable side effects are identified during the development of our product candidates or following regulatory approval, we may be required to take actions that could significantly harm our business, financial condition, and results of operations.

If any of our product candidates are found to be associated with serious adverse, undesirable or unacceptable side effects, we may need to abandon their development or limit development to certain uses or sub-populations in which such side effects are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially show promise in preclinical or early stage testing have later been found to cause side effects that have restricted their use and prevented further development of the compound for larger indications.

In our clinical trials of Recorlev to date, adverse events have included headache, nausea, back pain, dizziness, diarrhea and liver enzyme elevations. For veldoreotide, which is given by subcutaneous injections, adverse events have included injection site reaction such as swelling, itching and pain. Headache and gastrointestinal effects such as nausea and diarrhea have also been observed for veldoreotide. These adverse events can be dose-dependent and may increase in frequency and severity if we increase the dose to increase efficacy. Occurrence of serious treatment-related side effects could impede clinical trial enrollment, require us to halt the clinical trial, and prevent receipt of regulatory approval from the FDA, EMA or any comparable foreign regulatory agency. They could also adversely affect physician or patient acceptance of our product candidates.

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

Additionally, if we or others identify undesirable side effects caused by Keveyis or any other products candidates for which we receive regulatory approval, a number of potentially significant negative consequences could result, including, but not limited to:

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

Any of these events could negatively impact the commercial prospects of the affected product and could significantly harm our business, financial condition, and results of operations. In addition, for so long as we are entitled to receive royalties from Novo from their Macrilen sales, our operations will be negatively impacted by any adverse side effects found to be associated with Macrilen.

We may become exposed to costly and damaging product liability claims, either in connection with the sale of our approved products or when testing our product candidates in the clinic, and our product liability insurance may not cover all damages from such claims.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. The current and future use of product candidates by us in clinical trials, and the sale of any approved products, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products, and/or other third parties we have agreed to indemnify. Any claims against us, regardless of their merit, could be difficult and costly to defend, and could compromise the market acceptance of our products or any prospects for commercialization of our product candidates, if approved.

Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. Physicians and patients may not comply with product instructions or may ignore warnings regarding potential adverse effects and patients who should not use our products. If any of our products or product candidates were to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities.

We have limited product liability insurance that offers coverage we believe to be appropriate for a company such as ours. We intend to extend our product liability insurance coverage to any product candidate for which we obtain marketing approval. However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products or result in meaningful underinsured or uninsured liability. Defending a lawsuit could be costly and significantly divert management's attention from conducting our business. If we were sued successfully, our liability be substantial.

Our ability to successfully commercialize Keveyis and any other product candidates for which we receive regulatory approval will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies.

Our ability to successfully commercialize Keveyis and any other product candidates for which we receive regulatory approval will depend, in part, on the extent to which coverage and reimbursement for these products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new therapies and require greater levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage and adequate reimbursement to such new technologies. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly under a new Part D and introduced a new reimbursement methodology based on average sale prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost-reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors. In light of such challenges to prices and increasing levels of evidence of the benefits and clinical outcomes of new technologies, we cannot be sure that coverage will be available for these products, and, if available, that the reimbursement rates will be adequate. If adequate levels of coverage and reimbursement for these products is unavailable, our ability to generate revenue from product sales and/or royalties will be compromised.

Because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time consuming, costly and sometimes unpredictable process. We may be required to provide scientific and clinical support, medical necessity or both for the use of a product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness, medical necessity or both of a product. This process could delay the market acceptance of our products and could have a negative effect on our future revenues and operating results.

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

The unavailability or inadequacy of third-party coverage and reimbursement could negatively affect the market acceptance of Keveyis and any product candidates for which we receive regulatory approval and the future revenues we may expect to receive from these products. Similarly, for so long as we are entitled to receive royalties from Novo from their Macrilen sales, any difficulties Novo experiences with respect to third-party coverage and reimbursement could negatively impact our operations.

In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.

We will be subject to ongoing obligations and continued regulatory requirements, which may result in significant additional expense.

Keveyis and any of our product candidates that receive regulatory approval will remain subject to continued regulatory review. Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA, the EMA or any comparable foreign regulatory authority approves any of our product candidates, we will be subject to ongoing regulatory obligations and oversight by regulatory authorities, including with respect to the manufacturing processes, labeling, packing, distribution, storage and adverse event reporting, advertising and marketing, and recordkeeping and, potentially, other post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize such products. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-regulatory approval. Our three Phase 3 clinical trials of Recorlev are collecting safety data for over approximately 130 patients, and we currently expect that we will be required by the FDA and the EMA to collect additional safety data post-approval.

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

Although we have obtained orphan drug designation for Keveyis and our product candidates from the FDA and EMA, orphan drug designation may not ensure that we will enjoy market exclusivity in a particular market, and if we fail to obtain or maintain orphan drug exclusivity for Keveyis or our product candidates, we may be subject to earlier competition and our potential revenue will be reduced.

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

Keveyis has been granted orphan drug designation for the treatment of hyperkalemic, hypokalemic, and related variants of PPP in the United States. Recorlev has been granted orphan drug designation for the treatment of endogenous Cushing's syndrome in the United States and Europe. Veldoreotide has been granted orphan drug designation for the treatment of acromegaly in the United States and Europe.

Even though we have obtained orphan drug designation for our two product candidates, we may not be the first to obtain regulatory approval for any particular orphan indication due to the uncertainties associated with developing biopharmaceutical products. For example, ketoconazole was granted orphan drug exclusivity in Europe and is now being marketed for the treatment of endogenous Cushing's syndrome. Therefore, Recorlev will need to show significant benefit compared to ketoconazole in order to be marketed in Europe prior to the expiration of the ketoconazole orphan drug exclusivity, in 2024. Further, the exclusivity associated with orphan drug designation may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, and even the same active ingredient may be approved if it is formulated in such a way as to offer a demonstrated clinical advantage over Recorlev. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We and our collaborators and contract manufacturers are subject to significant regulation with respect to the manufacturing of pharmaceutical products. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of pharmaceutical products for clinical trials or commercial sale, including our existing contract manufacturers for our products and product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaborators or our contract manufacturers must supply all necessary documentation in support of an NDA or foreign equivalent on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers have never produced a commercially-approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaborators and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products.

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

If we, our collaborators or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or another applicable regulatory authority could impose regulatory sanctions including, among other things, refusal to approve a pending application our product candidates, withdrawal of an approval or suspension of production, fines, injunctions, civil penalties, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.

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

We and our CROs and other vendors are required to comply with current cGMP, cGCP, and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Union and any comparable foreign regulatory agency for all of our product candidates in nonclinical and clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, trial sites and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our nonclinical and clinical trials may be deemed unreliable and the FDA, EMA or any comparable foreign regulatory agency may require us to perform additional nonclinical and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that all of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Our business involves the controlled use of hazardous materials, chemicals, biologicals and radioactive compounds. Substantially all such use is outsourced to third-party CRO manufacturers and clinical sites. Although we believe that our third-party CROs’ safety procedures for handling and disposing of such materials comply with industry standards, there will always be a risk of accidental contamination or injury. By law, radioactive materials may only be disposed of at certain approved facilities. If liable for an accident, or if it suffers an extended facility shutdown, we or our CROs could incur significant costs, damages or penalties.

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

Enacted and future legislation may increase the difficulty and cost for us to obtain regulatory approval of, and commercialize our, product candidates and may affect the prices we may set.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act, a sweeping law intended, among other things, to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. PPACA, among other things: increased the statutory minimum Medicaid rebates a manufacturer must pay under the Medicaid Drug Rebate Program; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; and established a new Medicare Part D coverage gap discount program in which manufacturers must provide 50% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer's outpatient drugs to be covered under Part D and implemented payment system reforms, including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Further, the PPACA imposed a significant annual nondeductible fee on entities that manufacture or import specified branded prescription drug products and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs. We expect that additional healthcare reform measures will likely be adopted in the future, any of which may increase our regulatory burdens and operating costs and limit the amounts that federal, state and foreign governments will reimburse for healthcare products and services, which could result in reduced demand for our products, if approved, or additional pricing pressures.

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

Pharmaceutical product pricing is subject to enhanced government and public scrutiny and calls for reform. There has recently been intense publicity regarding the pricing of pharmaceutical products generally, including publicity and pressure resulting from the prices charged for new products as well as price increases for older products that the government and public deem excessive. We may experience downward pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which could reduce our revenue and future profitability. Many companies in our industry have received governmental requests for documents and information relating to drug pricing and patient support programs. On December 19, 2017, we received letters from the offices of U. S. Senators Amy Klobuchar, Susan Collins and Tammy Baldwin, and Senator Claire McCaskill, Ranking member of Homeland Security and Governmental Affairs Committee, that request information relating to the marketing and sales of Keveyis. The letters request information principally relating to the pricing of Keveyis, among other things. We are cooperating with these voluntary requests for information. We could incur significant expense and experience reputational harm as a result of these or other similar future inquiries, as well as reduced market acceptance and demand for our products, which could harm our ability to market our products in the future. These factors could also result in changes in our product pricing and distribution strategies, reduced demand for our products and/or reduced reimbursement of products, including by federal health care programs such as Medicare and Medicaid and state health care programs.

In addition, federal and state governments may adopt policies affecting drug pricing and contracting practices outside of the context of federal programs such as Medicare and Medicaid, which may adversely affect our business. For example, several states have adopted laws that require drug manufacturers to provide advance notice of certain price increase and to report information relating to those price increases.

The Trump Administration and the U.S. Congress have indicated an interest in taking measures pertaining to drug pricing, including potential proposals relating to Medicare price negotiations, and importation of drugs from other countries. On May 11, 2018, the Trump Administration, through the Department of Health and Human Services, requested comments on a "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs," which outlines proposals and policy considerations intended to improve competition; lower patient out-of-pocket costs; enhance negotiation; and provide incentives for lower manufacturer list prices. At this time, it is unclear whether any of these proposals will be pursued and how they would impact our products or our future product candidates. Notably, some of these and other proposals will require authorization through additional legislation to become effective, but others to not, and the U.S. Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

Our relationships with customers, consultants and payors are subject to applicable fraud and abuse, privacy and security, transparency and other healthcare laws and regulations, which, if violated, could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and/or diminished profits and future earnings.

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

Risks Related to Our Intellectual Property

If we or our licensors are unable to obtain and maintain effective patent or license rights for our approved products, product candidates or any future product candidates, or if the scope of the patent or license rights obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

In addition to the exclusivity maintained by Keveyis and our product candidates with regulatory orphan drug status, we rely upon a combination of patents, trade secret protection, license rights and confidentiality agreements to protect the intellectual property related to our products and product candidates. Our success depends in large part on our and our licensors' ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries, as well as license rights, with respect to our proprietary technology, products and product candidates. Furthermore, our right to receive royalty payments from Novo from Macrilen sales, and the amount of any royalty payments, will depend on Novo Nordisk’s ability to protect the Macrilen patent portfolio.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our products that have been approved for sale, and to use our proprietary technology without alleged or actual infringement, misappropriation or other violation of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we will market products and are developing product candidates. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our products and product candidates may be subject to claims of infringement of the intellectual property rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods of treatment related to the use or manufacture of Keveyis or our product candidates. We cannot be sure that we know of each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of Keveyis or our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents upon which our products or product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any compositions formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product or product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize Keveyis or one or more of our product candidates, if approved. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys' fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Furthermore, to the extent any claims of infringement are brought by third parties against Novo related to Macrilen, we may be exposed to indemnification claims from Novo under the terms of the Macrilen Acquisition Agreement.

We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

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

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs, and distract our management and other employees. In addition, the uncertainties associated with litigation could compromise our ability to successfully market Keveyis, raise the funds necessary to continue our clinical trials, continue our research programs, and license necessary technology from third parties or enter into development partnerships that would help us bring our product candidates to market, if approved.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

The market price of our ordinary shares may be volatile and subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including:

•	revenues from product sales and royalties;

•	positive or negative results of testing and clinical trials by us, strategic partners or competitors;
•	delays in in‑licensing or acquiring additional complementary product candidates;
•	any delay in the commencement, enrollment and the ultimate completion of clinical trials;
•	technological innovations or commercial product introductions by us or competitors;
•	failure to successfully develop and commercialize any of our product candidates, if approved;
•	changes in government regulations;
•	developments concerning proprietary rights, including patents and litigation matters;
•	public concern relating to the commercial value or safety of any of our products or product candidates;
•	financing or other corporate transactions, or inability to obtain additional funding;
•	failure to meet or exceed expectations of the investment community;
•	announcements of significant licenses, acquisitions, strategic partnerships or joint ventures by us or our competitors;
•	publication of research reports or comments by securities or industry analysts; or
•	general market conditions in the pharmaceutical industry or in the economy as a whole.

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

Future sales of a substantial number of our ordinary shares, or the perception that such sales will occur, could cause a decline in the market price of our ordinary shares. We currently have 54,158,948 ordinary shares outstanding, and 15,555,864 shares issuable upon the exercise of outstanding stock options, restricted stock units and warrants.

We have filed a Registration Statement on Form S-8, registering ordinary shares that we may issue under our equity compensation plans. These ordinary shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements. If a large number of our ordinary shares or securities convertible into our ordinary shares are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ordinary shares and impede our ability to raise future capital.

We are also party to an Equity Distribution Agreement with JMP Securities LLC (“JMP Securities”), pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to $40 million from time to time through JMP Securities, acting as agent. As of December 31, 2018, we have issued an aggregate of $8.9 million in ordinary shares to JMP Securities under the Equity Distribution Agreement, leaving $31.1 million in ordinary shares available for issuance. Whether we choose to affect future sales under this agreement will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through this “at-the-market” facility program or in any other equity offering, or the perception that such sales may occur, could reduce the trading price of our ordinary shares.

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

We are an "emerging growth company," as defined in the JOBS Act. For so long as we continue to be an "emerging growth company," we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemptions from the requirements to provide certain executive compensation disclosures, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation or seeking shareholder approval of any golden parachute payments not previously approved. As an "emerging growth company," in our initial registration statement, we were required to report only two years of financial results and selected financial data compared to three and five years, respectively, for comparable data reported by other public companies. We could be an "emerging growth company" for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an "emerging growth company" as of the following December 31, our fiscal year end. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and the price of our ordinary shares may be more volatile.

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

Notwithstanding the foregoing, in the event that as a result of an acquisition the warrants will be exercisable for anything other than shares or securities that are listed on a regulated market (within the meaning of the Markets in Financial Instruments Directive (2004/39(EC))) or a U.S. national securities exchange, the warrant holders will be entitled to demand to receive a cash payment in an amount equal to the Black-Scholes Value per warrant (calculated in accordance with the warrants) contemporaneously with or promptly after the consummation of such acquisition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our Irish corporate headquarters are located at Suite 206, Fitzwilliam Hall, Fitzwilliam Place, Dublin 2, D02 T292, Ireland. In addition, we lease 22,069 square feet of office space in Trevose, Pennsylvania. We believe that our existing office space is adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any other legal proceedings that we believe could have a material adverse effect on financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares are listed on the Nasdaq Global Select Market under the symbol “SBBP”.

Stockholders

As of December 31, 2018, there were approximately 27 stockholders of record of our ordinary shares. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth a summary of our consolidated financial data. We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2018, 2017 and 2016 from our consolidated audited financial statements. You should read this data together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report and the section in this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The historical results are not necessarily indicative of the results to be expected for any future periods. All of our operations are continuing operations and we have not proposed or paid dividends in any of the periods presented.

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Statement of Operations Data:

Revenues:
Net product sales	$18,027	$7,046	$—	$—	$—

Cost and expenses:
Cost of sales (excluding amortization of intangible assets)	$3,986	$1,483	$—	$—	$—
Selling, general and administrative	63,336	36,292	14,875	22,719	4,588
Research and development	25,441	17,268	20,023	20,135	5,844
Amortization of intangible assets	7,187	5,022	—	—	—
Impairment of intangible asset	—	20,723	15,828	—	—
Total cost and expenses	99,950	80,788	50,726	42,854	10,432
Operating loss	(81,923)	(73,742)	(50,726)	(42,854)	(10,432)
Total other income (expense), net	114,310	(37,970)	(631)	(1,229)	282
Income (Loss) before income taxes	32,387	(111,712)	(51,357)	(44,083)	(10,150)
Income tax (expense) benefit	(536)	(1,771)	2,638	450	480
Net income (loss)	$31,851	$(113,483)	$(48,719)	$(43,633)	$(9,670)

	December 31,
	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$122,490	$57,510	$66,837
Total assets	170,285	103,925	137,531
Long-term debt	—	37,794	18,434
Total liabilities	57,330	115,839	70,559
Total stockholders’ equity (deficit)	112,955	(11,914)	66,972

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

Our first commercial product is Keveyis (dichlorphenamide), the first and only treatment approved by the FDA for hyperkalemic, hypokalemic, and related variants of PPP, a group of rare hereditary disorders that cause episodes of muscle weakness or paralysis.

In January 2018, Strongbridge Ireland Ltd., one of our wholly-owned subsidiaries, acquired the U.S. and Canadian rights to Macrilen (macimorelin), the first and only oral drug approved by the FDA for the diagnosis of patients with adult growth hormone deficiency. We launched Macrilen in the United States in July 2018. In December 2018, we sold Strongbridge Ireland Ltd., to Novo.  As consideration for the sale, we received $145 million from Novo plus the right to receive tiered royalties on net sales of Macrilen through 2027.  In addition, we entered into a services agreement with Novo pursuant to which it will fund, for a period of three years (subject to our right to terminate the arrangement upon six months’ notice), the costs of 23 of our field-based employees to provide full-time ongoing services to Novo, including the promotion of Macrilen in the United States.  We will also be entitled to a performance fee of up to $1.5 million per contract year if certain conditions are met by our field-based employees under the services arrangement, which conditions will be determined and measured by a joint committee comprised of members from Novo and from Strongbridge, with a majority of members from Novo. Novo also purchased 5.2 million of our ordinary shares at a purchase price of $7.00 per share. The excess price paid per share over the fair value of the stock, was included in the gain on sale of our subsidiary.

We have two clinical-stage product candidates for rare endocrine diseases, Recorlev and veldoreotide. Recorlev (levoketoconazole) is a cortisol synthesis inhibitor currently being studied for the treatment of endogenous Cushing's syndrome. Veldoreotide is a next-generation somatostatin analog being investigated for potential applications in conditions amenable to somatostatin receptor activation, such as acromegaly. Both Recorlev and veldoreotide have received orphan designation from the FDA and the EMA.

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

In December 2017, we received letters from the offices of U. S. Senators Amy Klobuchar, Susan Collins and Tammy Baldwin, and Senator Claire McCaskill, Ranking Member of the Homeland Security and Governmental Affairs Committee, that request information relating to the marketing and sales of Keveyis.  The letters request information principally relating to the pricing of Keveyis, among other things. We are cooperating with these voluntary requests for information.

Financial Operations Overview

Net Revenue

Our product sales in 2018, resulted from sales of Keveyis and Macrilen. We will no longer record product sales from Macrilen following the sale of our rights to Macrilen to Novo in December 2018. We recognize net product sales at the time our products are received by our customers (primarily wholesalers and specialty pharmacies). The products are subsequently sold to patients, who are covered by payors that may provide for government-mandated or privately negotiated rebates with respect to the purchase of our products. We expense incremental costs related to the set-up of the contracts with our customers when incurred, as these costs do not meet the criteria for capitalization.

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

Interest Expense

Interest expense represents interest paid to our lender, amortization of our debt discount, and issuance costs associated with loan and security agreements. In December 2018, we extinguished all of our outstanding debt.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amortization of our product rights to Keveyis and Macrilen. Both intangible assets were (and Keveyis will continue to be) amortized using the straight-line method, using an amortization period of eight years for Keveyis and ten years for Macrilen. In December 2018, we sold the rights to Macrilen and, therefore, will no longer record amortization of the related intangible asset.

Other Income (Expense), Net

Other income (expense), net, consists of our gain on the sale of our subsidiary, unrealized gain (loss) on the remeasurement of the fair value of warrant liability, interest expense recognized on our long-term debt, the loss on the extinguishment of our pre-existing long-term debt, interest income generated from our cash and cash equivalents, foreign exchange gains and losses and gains and losses on investments.

Critical Accounting Policies and Estimates

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies and estimates are critical.

Revenue Recognition

We follow Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).  Topic 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Revenues from sales of our products are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and that result from rebates, co-pay assistance and other allowances that are offered by us and the patients’ payors. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a current liability (if the amount is payable to a party other than our customer). Where appropriate, these estimates may take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. For a complete discussion of accounting for net product revenue, see Note 3, "Revenue recognition" to our consolidated financial statements.

Warrant Liability

The fair values of certain outstanding warrants were measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

Intangible Assets

Certain intangible assets were acquired as part of an asset purchase and have been capitalized at their acquisition date at fair value. Acquired definite life intangible assets are amortized using the straight-line method over their respective estimated useful lives. The Company evaluates the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

In connection with the Asset Purchase and Supply Agreement we entered into with Taro Pharmaceuticals North America, Inc., we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017. We have concluded that the supply price payable by us exceeds fair value and, therefore, have used a discounted cash flow method with a probability assumption to value the payments in excess of fair value at $29.3 million, for which we have recorded an intangible asset and corresponding liability. This liability is amortized as we purchase inventory over the term of the agreement. In addition, we incurred transaction costs of $2.4 million resulting in the recording of an intangible asset of $40.2 million. This intangible asset is being amortized over an eight-year period using the straight-line method.

We entered into a License and Assignment Agreement in 2018 with Aeterna Zentaris GmbH, pursuant to which we acquired the U.S. and Canadian rights to manufacture and commercialize Macrilen (macimorelin) for $24 million and incurred transaction costs of $0.7 million, resulting in an initial intangible asset of $24.7 million. We recorded any royalty liability as an increase to the intangible asset. This asset was being amortized over a ten-year period using the straight-line method, until the sale of our subsidiary that held this asset in December 2018.

As of December 31, 2018, no impairment of intangible assets has been identified.

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

We did not record a charge for impairment for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, there were no events or changes in circumstances indicating possible impairment.

Stock‑Based Compensation

We account for stock-based compensation awards in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments including grants of stock options and restricted stock and modifications to existing stock options, to be recognized in the consolidated statements of operations based on their fair values.

Our stock-based awards are subject to either service-based or performance-based vesting conditions. Vesting of certain awards could also be accelerated upon achievement of defined market-based vesting conditions. Certain awards also contain a combination of service and market conditions or performance and market conditions.

We account for employee stock-based awards at grant date fair value. If we issue awards with an exercise price denominated in a currency other than our functional currency, trading currency or the currency for which we compensate our employee, we account for these as liabilities.

We record compensation expense for service-based awards over the vesting period of the award on a straight-line basis. Compensation expense related to awards with performance-based vesting conditions is recognized over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

Compensation expense for awards with service and market-based vesting conditions is recognized using the accelerated attribution method over the shorter of the requisite service period or the implied period associated with achievement of the market-based vesting provisions.

We estimate the fair value of our awards with service conditions using the Black Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of historical and implied volatility data of our ordinary shares, we based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. We selected companies with comparable characteristics to us, including enterprise value, risk profiles and position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. We compute historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

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

We have estimated the expected term of employee service-based stock options using the “simplified” method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, due to our lack of sufficient historical data. We have estimated the expected term of employee awards with service and market conditions using a Monte Carlo simulation model. This approach involves generating random stock price paths through a lattice type structure. Each path results in a certain financial outcome, such as accelerated vesting or specific option payout. We have estimated the expected term of nonemployee service and performance-based awards based on the remaining contractual term of such awards.

The risk-free interest rates for periods within the expected term of the option are based on the Swedish Government Bond rate or the U.S. Treasury Bond rate with a maturity date commensurate with the expected term of the associated award. We have never paid dividends, and do not expect to pay dividends in the foreseeable future.

We account for forfeitures as they occur as opposed to estimating forfeitures. We record stock-based compensation expense only for those awards that are expected to vest.

Income Taxes

The Tax Act, which was enacted in 2017, made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the top U.S. federal corporate tax rate from 35 percent to 21 percent;  requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries;  generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries;  requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations;  eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized;  creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax;  creating a new limitation on deductible interest expense; and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The Tax Act reduced our U.S. corporate income tax rate from 34% to 21%, effective January 1, 2018. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Act, we revalued our ending net deferred tax assets and liabilities at December 31, 2017.

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

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), we have finalized the accounting for the Tax Act and have recorded no additional amount during the current year.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, 2017 and 2016, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our statements of operations.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth our results of operations for the years ended December 31, 2018 and 2017.

	Year Ended
	December 31,		Change
	2018	2017	$
	(in thousands)
Revenues:
Net product sales	$18,027	$7,046	$10,981
Total revenues	18,027	7,046	10,981

Cost and operating expenses:
Cost of sales (excluding amortization of intangible assets)	$3,986	$1,483	$2,503
Selling, general and administrative	63,336	36,292	27,044
Research and development	25,441	17,268	8,173
Amortization of intangible assets	7,187	5,022	2,165
Impairment of intangible asset	—	20,723	(20,723)
Total cost and expenses	99,950	80,788	19,162
Operating loss	(81,923)	(73,742)	(8,181)
Other income (expense), net	114,310	(37,970)	152,280
Income (loss) before income taxes	32,387	(111,712)	144,099
Income tax expense	(536)	(1,771)	1,235
Net income (loss)	$31,851	$(113,483)	$145,334

Net Revenue and Cost of Sales.

Net revenue was $18.0 million, and cost of sales were $4.0 million for the year ended December 31, 2018, an increase of $11.0 million and $2.5 million, respectively, compared to the year ended December 31, 2017. The increase in product sales is due to increased Keveyis sales of $9.8 million compared to the prior period due to increased volume. We also recorded $1.2 million in sales of Macrilen, which we launched in July 2018.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses during the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,		Change
	2018	2017	$
	(in thousands)
Compensation and other personnel costs	$28,157	$14,743	$13,414
Outside professional and consulting services	28,110	17,115	10,995
Stock-based compensation expense	6,012	4,027	1,985
Facility costs	1,057	407	650
Total selling, general and administrative expenses	$63,336	$36,292	$27,044

Selling, general and administrative expenses were $63.3 million for the year ended December 31, 2018, an increase of $27.0 million compared to the year ended December 31, 2017. Compensation and other personnel costs increased by $13.4 million during the year ended December 31, 2018, primarily due to increased headcount of commercial personnel for the continued commercialization of Keveyis and our launch of Macrilen. Outside professional and consulting services increased $11.0 million due to expenses relating to the commercialization of Keveyis and our launch of Macrilen.

Research and Development Expenses

The following table summarizes our research and development expenses during the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,		Change
	2018	2017	$
	(in thousands)
Product development and supporting activities	$18,228	$12,488	$5,740
Compensation and other personnel costs	5,418	3,640	1,778
Stock-based compensation expense	1,795	1,140	655
Total research and development expenses	$25,441	$17,268	$8,173

Research and development expenses were $25.4 million for the year ended December 31, 2018, an increase of $8.2 million compared to the year ended December 31, 2017. The $5.7 million increase in expenses for product development and supporting activities was primarily due to additional clinical development expenses for Recorlev and life cycle management activities for Keveyis. Compensation and other personnel costs increased by $1.8 million for the year ended December 31, 2018 as compared to the same period in 2017 due to increased headcount.

Amortization of Intangible Assets

Amortization of intangible assets was $7.2 million for the year ended December 31, 2018, an increase of $2.2 million, due to the commencement of amortization of the Macrilen product rights that we acquired in January 2018. We subsequently sold the subsidiary that held the asset to Novo in December 2018.

Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2018	2017	$
	(in thousands)
Unrealized gain (loss) on fair value of warrants	$16,337	$(30,218)	$46,555
Interest expense	(12,515)	(4,313)	(8,202)
Foreign exchange loss	(47)	(41)	(6)
Loss on extinguishment of debt	(21,549)	(3,545)	(18,004)
Gain on sale of subsidiary	130,832	—	130,832
Other income, net	1,252	147	1,105
Total other income (expense), net	$114,310	$(37,970)	$152,280

Other income (expense), net, increased by $152.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to a $130.8 million gain on the sale of our subsidiary and a $16.3 million unrealized gain on the fair value of our warrant liability in 2018, offset in part by a $8.2 million increase in interest expense and $21.5 million loss on extinguishment of debt. The 2017 period included a $30.2 million unrealized loss on the fair value of our warrant liability and a $3.5 million of expense relating to the loss on the extinguishment of debt.

Income Tax Expense

We recorded income tax expense of $0.5 million for the year ended December 31, 2018 as a result of tax liability expected in connection with the intercompany transfer of intellectual property. We recorded income tax expense of $1.8 million for the year ended December 31, 2017 as a result of recording full valuation allowances against our deferred tax asset and deferred tax liability.

Liquidity and Capital Resources

We believe that our cash resources of $122.5 million at December 31, 2018 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these financial statements. We expect our funding requirements for operating activities to decrease in 2019 as compared to 2018, due in large part to increased sales of Keveyis and from anticipated payments from Novo Nordisk in the form of royalty income, performance incentives, and subsidy of 23 of our field-based employees. Our funding requirements in future years, however, could increase due to expenses associated with the execution of SONICS, LOGICS, and OPTICS clinical trials for Recorlev and the commercialization of Recorlev, if approved. Our cash needs could also increase in 2019 or future years to fund potential in-licenses, acquisitions or similar transactions as we pursue our strategy.

Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future funding requirements will depend on many factors, including the following:

•	the amount of revenue that we receive from sales of Keveyis and royalty income from Macrilen;
•	the cost and timing of establishing sales, marketing, distribution and administrative capabilities;
•	the scope, rate of progress, results and cost of our clinical trials testing and other related activities for Recorlev and veldoreotide;
•	the number and characteristics of product candidates that we pursue, including any additional product candidates we may in‑license or acquire;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•	the cost, timing and outcomes of regulatory approvals;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any required milestone and royalty payments thereunder; and
•	the emergence of competing technologies and their achieving commercial success before we do or other adverse market developments.

Although we recorded net income in 2018, we expect to incur losses in future years. Our ability to achieve and maintain profitability is dependent upon the continued successful commercialization of Keveyis, the development, regulatory approval and commercialization of our product candidates and achieving a level of revenues, including royalty revenue from Macrilen sales, adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. If we need to raise additional capital to fund our operations and complete our ongoing and planned clinical trials, funding may not be available to us on acceptable terms, or at all.

We plan to continue to fund our operations and capital funding needs through equity or debt financing, along with revenues from Keveyis sales and Macrilen royalties, and proceeds from our at-the-market (“ATM”) facility. The sale of additional equity would result in additional dilution to our shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible or suspend or curtail planned programs. In addition, lack of funding would limit any strategic initiatives to in‑license or acquire additional product candidates or programs.

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

At-The-Market Facility

We have entered into an Equity Distribution Agreement with JMP Securities LLC (“JMP Securities”), pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to $40,000,000 from time to time through JMP Securities, acting as agent. During the year ended December 31, 2018, we sold an aggregate of 1,281,903 ordinary shares under the ATM facility for net proceeds of approximately $8.6 million after payment of fees of $0.3 million to JMP Securities. As of December 31, 2018, we have approximately $31.1 million available for sale under our ATM facility.

Cash Flows

Comparison for the Years Ended December 31, 2018 and 2017:

	Year Ended
	December 31
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(84,576)	$(45,336)
Investing activities	134,330	(7,500)
Financing activities	15,226	43,509
Net increase (decrease) in cash and cash equivalents	$64,980	$(9,327)

Operating Activities

Net cash used in operating activities was $84.6 million for the year ended December 31, 2018 compared to $45.3 million for the year ended December 31, 2017. The increase in net cash used in operating activities resulted primarily from expenditures during 2018 to support the commercialization of Keveyis and the launch of Macrilen, offset in part by increased net revenues resulting from sales of Keveyis and Macrilen.

Investing Activities

Net cash provided by investing activities was $134.3 million for the year ended December 31, 2018 compared to net cash used by investing activities for the year ended December 31, 2017 of $7.5 million. The increase in net cash provided by investing activities was primarily due to the $159.3 million proceeds from our sale of Macrilen product rights and Strongbridge Ireland Limited.

Financing Activities

Net cash provided by financing activities was $15.2 million for the year ended December 31, 2018 compared to net cash provided by financing activities of $43.5 million for the year ended December 31, 2017. The decrease in net cash provided by financing activities resulted primarily from our payment to CRG Servicing LLC (“CRG”) in December 2018 of $94.5 million to pay off our outstanding debt, offset by receipt in January 2018 of $44.9 million in proceeds from the amendment to our senior credit facility with CRG, and $65.8 million in net proceeds from issuance of our ordinary shares and exercise of warrants and stock options.

Contractual Obligations and Other Commitments

The following is a summary of our contractual obligations and other commitments as of December 31, 2018:

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	(in thousands)

Minimum contract purchases pursuant to supply agreements	$3,014	$11,021	$8,025	$—	$22,060
Operating leases	$439	$1,443	$207	$—	$2,089
Total contractual obligations	$3,453	$12,464	$8,232	$—	$24,149

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

Recent Accounting Pronouncements

See Note 2, “Summary of significant accounting policies and basis of presentation - Recently issued accounting pronouncements” to our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate risks as described below.

Interest Rate Risk

We had cash and cash equivalents of $122.5 million as December 31, 2018, which consisted 100% of funds held in the United States. Our cash and cash equivalents are held in a variety of interest‑earning instruments, including money market funds. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

ITEM 8.  FINANCIAL STATEMENTS

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

As required by SEC Rule 13a‑15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 9B.  OTHER INFORMATION

None

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information about our officers and directors as of February 22, 2019.

NAME	AGE	POSITION
Executive Officers
Matthew Pauls	48	Chief Executive Officer and Director
A. Brian Davis	52	Chief Financial Officer
Fredric Cohen, M.D.	54	Chief Medical Officer
Stephen Long	53	Chief Legal Officer
Non‑Employee Directors
John H. Johnson	61	Director, Chairman of the Board
Richard S. Kollender	49	Director
Garheng Kong, M.D., Ph.D.	43	Director
Jeffrey W. Sherman, M.D., FACP	64	Director
Mårten Steen, M.D., Ph.D.	43	Director
Hilde H. Steineger, Ph.D.	52	Director

Unless otherwise indicated, the current business addresses for our executive officers and directors is 900 Northbrook Drive, Suite 200, Trevose, Pennsylvania 19053, United States.

Executive Officers

Matthew Pauls has served as our Chief Executive Officer since August 2014 and as a member of our board of directors since September 2015. Mr. Pauls has served as a member of the board of directors of Savara Inc. (formerly as Mast Therapeutics, Inc.), since October 2015 and Egalet Corporation since January 2019. Prior to joining Strongbridge, Mr. Pauls was Chief Commercial Officer of Insmed, Inc., a publicly traded biopharmaceutical company, from April 2013 to August 2014. Prior to Insmed, Mr. Pauls worked at Shire Pharmaceuticals, a publicly traded specialty biopharmaceutical company, beginning in 2007 until March 2013, most recently as Senior Vice President, Head of Global Commercial Operations. Mr. Pauls also held positions at Bristol‑Myers Squibb, a publicly traded pharmaceutical company, in Brand Management and Payor Marketing, and at Johnson & Johnson, a publicly traded medical devices, pharmaceutical and consumer packaged goods manufacturer, in various U.S. and global commercial roles. He is a volunteer board member of the Pennington School in Pennington, New Jersey, and the Boys & Girls Clubs of Philadelphia. Mr. Pauls holds B.S. and M.B.A. degrees from Central Michigan University and a J.D. from Michigan State University College of Law.

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

Non‑Employee Directors

John H. Johnson has served as Chairman of our board of directors since March 2015. From January 2012 until August 2014, Mr. Johnson served as the President and Chief Executive Officer of Dendreon Corporation and as its Chairman from January 2012 until June 2014. From January 2011 until January 2012, he served as the Chief Executive Officer and a member of the board of Savient Pharmaceuticals, Inc. From November 2008 until January 2011, Mr. Johnson served as Senior Vice President and President of Eli Lilly and Company’s Oncology unit. He was also Chief Executive Officer of ImClone Systems Incorporated, which develops targeted biologic cancer treatments, from August 2007 until November 2008, and served on ImClone’s board of directors until it was acquired by Eli Lilly in November 2008. From 2005 to 2007, Mr. Johnson served as Company Group Chairman of Johnson & Johnson’s Worldwide Biopharmaceuticals unit, President of its Ortho Biotech Products LP and Ortho Biotech Canada units from 2003 to 2005, and Worldwide Vice President of its CNS, Pharmaceuticals Group Strategic unit from 2001 to 2003. Prior to joining Johnson & Johnson, he also held several executive positions at Parkstone Medical Information Systems, Inc., Ortho‑McNeil Pharmaceutical Corporation and Pfizer, Inc. Mr. Johnson is the former Chairman of Tranzyme Pharma, Inc., and former lead independent director of Sucampo Pharmaceuticals, Inc. Mr. Johnson currently serves as Chief Executive Officer and a board member of Melinta Pharmaceuticals, Inc., having served as interim Chief Executive Officer since October 2018. Mr. Johnson is also a member of the board of directors of Portola Pharmaceuticals, Inc. He previously served as a member of the board of directors for the Pharmaceutical Research and Manufacturers of America and the Health Section Governing Board of Biotechnology Industry Organization. Mr. Johnson holds a B.S. from the East Stroudsburg University of Pennsylvania.

Richard S. Kollender has served as a member of our board of directors since March 2015. Since January 2011, he has served as a Partner and Executive Manager of Quaker Partners Management, LP, a healthcare investment firm, which he initially joined in 2003, and was promoted to Partner in 2005. From August 2016 through September 2018, Mr. Kollender also served as Chief Business Officer and Chief Financial Officer of Rapid Micro Biosystems, where he continues to serve on the board of directors. Mr. Kollender previously served as a director of Celator Pharmaceuticals, Inc., Insmed, Inc., Nupathe, Inc., and Precision Therapeutics, Inc. Mr. Kollender has held positions in sales, marketing and worldwide business development at GlaxoSmithKline or GSK, and served as investment manager at S.R. One, the corporate venture capital arm of GSK. Mr. Kollender holds a B.A. in accounting from Franklin and Marshall College and an M.B.A. and Health Administration and Policy Degree (with Honors) from the University of Chicago and practiced as a certified public accountant for six years at public accounting firms including KPMG.

Garheng Kong, M.D., Ph.D. has served as a member of our board of directors since September 2015. In July 2013, he founded, and has since served as managing partner of, HealthQuest Capital, a healthcare venture growth fund. Dr. Kong was a general partner at Sofinnova Ventures, a venture firm focused on life sciences, from September 2010 to December 2013. From May 2000 to September 2010, he worked at Intersouth Partners, a venture capital firm, serving most recently as a general partner. Dr. Kong currently serves as a director of Melinta Therapeutics, Inc., Avedro, Inc.,

Alimera Sciences, Inc. and Laboratory Corporation of America Holdings. Dr. Kong holds a B.S. from Stanford University and an M.D., Ph.D. and M.B.A. from Duke University.

Jeffrey W. Sherman, MD, FACP, currently serves as Chief Medical Officer and Executive Vice President at Horizon Pharma plc, and has served as a member of our board of directors since October 2016. He has also served as a member of the Xeris Pharmaceuticals board of directors since April 2018. He brings more than 25 years of research, clinical development, regulatory and commercialization experience within the biopharmaceutical industry. He is a member of a number of professional societies, a diplomat of the National Board of Medical Examiners and the American Board of Internal Medicine, and also serves on the Board of Advisors of the Center for Information and Study on Clinical Research Participation (CISCRP). He previously held positions at IDM Pharma, Takeda Global Research and Development, NeoPharm, Searle/Pharmacia, Bristol-Myers Squibb, and is a past president of the Drug Information Association (DIA). Dr. Sherman earned his MD from the Rosalind Franklin University of Medicine and Science/The Chicago Medical School. He completed internship, residency and chief residency programs in internal medicine at Northwestern University Feinberg School of Medicine, where he currently serves as an adjunct assistant professor and a member of the alumni board, and a fellowship program in infectious diseases at the University of California San Francisco, where he was also a research associate at the Howard Hughes Medical Institute in allergy and immunology. He received a BA in Biology from Lake Forest College.

Mårten Steen, M.D., Ph.D. has served as a member of our board of directors since December 2014. Since April 2010, he has served as a Partner of HealthCap VI LP, a venture capital firm investing in life science companies. Prior to HealthCap, from February 2008 until March 2010, Dr. Steen served as director at Merck Serono SA, a biopharmaceutical company. He previously served on the boards of Ultragenyx Pharmaceutical Inc., Wilson Therapeutics AB, Altimmune, Inc. and FerroKin Biosciences. Dr. Steen holds a B.Sc. in Business Administration, an M.D., and a Ph.D. in Clinical Chemistry, all from Lund University.

Hilde H. Steineger, Ph.D. has served as a member of our board of directors since January 2014. She is currently Chief Executive Officer at Staten Biotechnology. Also, she serves as Chief Operations Officer and Co-founder of NorthSea Therapeutics B.V. She previously served as Head of Strategic Innovation Management in Nutrition & Health Division of BASF, and as Head of Global Omega‑3 Innovation Management at Pronova BioPharma ASA, a BASF company, from April 2013 to May 2015. From August 2007 to June 2010, Dr. Steineger was Head of Investor Relations for Pronova BioPharma and Vice President Business Development in Pronova BioPharma from November 2009 to April 2013. Dr. Steineger is a board member and Head of the Audit Committee of Nordic Nanovector ASA. Dr. Steineger also serves as a director of PCI Biotech AS. She previously served as a member of the board of directors of Afiew AS, Algeta ASA, Weifa AS, Inven2 AS, Alertis AS, Clavis Pharma ASA and Biotech Pharmacon ASA. Dr. Steineger holds a Ph.D. in medical biochemistry from University of Oslo and an MSc in molecular biology/biotechnology.

section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than 10% stockholders also are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, and on written representations from the reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and officers and 10% stockholders were timely met during 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning cash and non-cash compensation paid for 2018 and 2017 to certain of our executive officers (referred to herein as “our executive officers”).

				Stock	All Other
		Salary	Bonus	options	Compensation
Name and position	Year	($)	($)(1)	($)(2)	($)(3)	Total
Matthew Pauls	2018	$540,000	$400,000	$1,692,093	$18,837	$2,650,930
Chief Executive Officer	2017	500,000	350,000	764,965	10,124	1,625,089
A. Brian Davis	2018	374,351	201,676	555,973	23,414	1,155,414
Chief Financial Officer	2017	354,835	182,030	367,183	8,639	912,687
Fredric Cohen, M.D.	2018	411,403	235,987	560,808	25,056	1,233,254
Chief Medical Officer	2017	395,200	200,366	352,904	8,089	956,559

(1)	The amounts in this column represent the discretionary bonuses paid with respect to 2018 and 2017 performance.
(2)	The fair value of all stock options granted during the periods covered by the table are calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.
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

Employment Agreements

We entered into employment agreements with each of Messrs. Pauls and Davis and Dr. Cohen for their service as President and Chief Executive Officer, Chief Financial Officer and Chief Medical Officer, respectively. The agreements are effective until terminated by either the Company or the executive officer, in either case in accordance with the terms of the agreement. Pursuant to the agreement, the annual incentive bonus targets for Messrs. Pauls and Davis, and Dr. Cohen are 55%, 40% and 40%, respectively. Under the agreements, our executive officers are entitled to participate in benefits offered by us for similarly situated employees, including the Company’s paid time-off policy.

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

Outstanding Equity Awards as of December 31, 2018

The following table includes certain information with respect to option that were outstanding as of December 31, 2018 for our executive officers.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise		Option
	(#)	(#)		Price	Grant	Expiration
Name	Exercisable	Unexercisable		($)	Date	Date
Matthew Pauls	72,727	—		$8.06	8/23/2014	8/23/2019
	72,727	—		$10.74	8/23/2014	8/23/2019
	81,818	—		$13.43	8/23/2014	8/23/2019
	255,812	198,733	(1)	$15.71	5/26/2015	5/26/2025
	94,001	70,312	(2)	$3.94	2/26/2016	2/26/2026
	93,750	210,937	(2)	$2.90	2/23/2017	2/23/2027
	65,625	284,375	(2)	$6.65	2/5/2018	2/5/2028

A. Brian Davis	30,681	23,864	(1)	$15.71	5/26/2015	5/26/2025
	133,363	—	(3)	$18.80	7/21/2015	7/21/2020
	44,688	20,312	(2)	$3.94	2/26/2016	2/26/2026
	78,750	101,250	(2)	$2.90	2/23/2017	2/23/2027
	21,563	93,437	(2)	$6.65	2/5/2018	2/5/2028

Fredric Cohen, M.D.	66,478	15,340	(4)	$18.12	8/5/2015	8/5/2025
	20,625	9,375	(2)	$3.94	2/26/2016	2/26/2026
	25,000	15,000	(4)	$4.16	6/13/2016	6/13/2026
	5,000	5,000	(4)	$3.90	11/23/2016	11/23/2026
	75,688	97,312	(2)	$2.90	2/23/2017	2/23/2027
	21,750	94,250	(2)	$6.65	2/5/2018	2/5/2028

(1)

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

(2)

These options vest in 16 equal quarterly installments commencing with the first quarter subsequent to the grant date. These options will fully vest and become exercisable upon a change of control provided that the executive is employed on the date of such change of control.

(3)

These options vest in three equal annual tranches. The first tranche of these options vested on March 23, 2016. The second tranche vests on March 23, 2017. The third tranche vests on March 23, 2018. These options will fully vest and become exercisable upon a change of control provided that the executive is employed on the date of such change of control.

(4)

One-fourth of the shares underlying these options vested on the one-year anniversary of the Date of Grant and the remaining three-fourths of the shares underlying these options vest/vested in quarterly installments after the one-year anniversary of the Date of Grant. These options will fully vest and become exercisable upon a change in control provided that the executive is employed on the date of such change in control.

Prior to September 3, 2015, we did not have an equity compensation plan. Grants of stock options to the executive officers and other individuals were made through individual grant agreements.

2019 Equity Awards

On February 20, 2019, our board of directors approved grants of stock options and restricted stock units, or RSUs, to Messrs. Pauls and Davis, and Dr. Cohen.  Messrs. Pauls and Davis, and Dr. Cohen were awarded stock options in the amounts of 400,000, 108,500 and 118,000, respectively. These stock options vest in sixteen equal quarterly installments beginning May 20, 2019, provided the executive officer is employed by the Company on each vesting date.  All stock options will fully vest upon a change of control of our company.  Messrs. Pauls and Davis, and Dr. Cohen were awarded RSUs in the amounts of 50,000, 20,000 and 24,500, respectively.  These RSUs vest, with respect to 100% of the grants, on the second anniversary following the date of grant, provided that the executive officer is employed by the Company on such vesting date.  All RSUs will fully vest upon a change of control of our company.  If and when the RSUs vest, the Company will issue to the executive one ordinary share of the Company for each whole RSU that has vested, subject to satisfaction of the executive’s tax withholding obligations.  The RSUs will cease to be outstanding upon such issuance of shares.

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

Director Compensation

Our board of directors’ compensation program for fiscal year 2018 provided for the following:

•	Annual Cash Retainer—$40,000
•	Additional Annual Cash Retainers
•	Non‑Executive Chairman of the Board Retainer—$35,000
•	Audit Committee Chair Retainer—$16,000
•	Compensation Committee Chair Retainer—$12,000
•	Nomination and Governance Committee Chair Retainer—$9,000
•	Transaction Committee Chair Retainer—$16,000
•	Audit Committee Member (other than Chairman) Retainer—$8,000
•	Compensation Committee Member (other than Chairman) Retainer—$6,000
•	Nomination and Governance Committee Member (other than Chairman) Retainer—$4,500
•	Transaction Committee Member (other than Chairman) Retainer—$8,000
•	Equity Compensation
•	Initial Equity Grant—Option to purchase 60,000 shares, with one-third of the shares vesting on the first anniversary of the date of grant and the remaining two-thirds of the shares vesting in equal

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

Our directors earned compensation in 2018 for their service on the board as summarized below:

		Fees earned	Options Awards (1)	Total
Name	Year	($)	($)	($)
John H. Johnson	2018	$91,500	$220,526	$312,026
Richard S. Kollender	2018	70,000	220,526	290,526
Garheng Kong, M.D., Ph.D.	2018	50,500	220,526	271,026
Jeffrey W. Sherman, M.D., FACP	2018	48,000	220,526	268,526
Mårten Steen, M.D., Ph.D.	2018	57,000	220,526	277,526
Hilde H. Steineger, Ph.D.	2018	48,000	220,526	268,526

(1)	Amounts shown represent the aggregate grant date fair value of the option awards, computed in accordance with FASB ASC Topic 718.

The following table includes a summary of outstanding stock options as of December 31, 2018 for our directors:

Options
Name	Outstanding
John H. Johnson	187,767
Richard S. Kollender	157,188
Garheng Kong, M.D., Ph.D.	154,385
Jeffrey W. Sherman, M.D., FACP	140,000
Mårten Steen, M.D., Ph.D.	154,918
Hilde H. Steineger, Ph.D.	154,918

Non‑Employee Director Equity Compensation Plan

Our board of directors has adopted, and our shareholders have approved, the Non‑Employee Director Equity Compensation Plan (the “Non‑Employee Director Plan”). The Non‑Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and restricted stock units to our non‑employee directors. The Non‑Employee Director Plan is effective as of September 3, 2015.

Authorized Shares.  As of the date of this report, a total of 1,099,514 ordinary shares have been reserved for issuance pursuant to the Non‑Employee Director Plan. The ordinary shares that we have reserved for issuance pursuant to the Non‑Employee Director Plan (the “Share Pool”) will be increased on the first day of each fiscal year, in an amount equal to one‑half percent (0.5%) of the outstanding shares on the last day of the immediately preceding fiscal year. The Share Pool will be reduced on the date of grant, by one ordinary share of our ordinary for each award under the Non‑Employee Director Plan; provided that awards that are valued by reference to shares of our ordinary but are required to be paid in cash pursuant to their terms will not reduce the Share Pool. If and to the extent options terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards or awards of restricted stock units (including restricted stock received upon the exercise of options) are forfeited, the ordinary shares subject to such awards will again be available for awards under the Share Pool. Notwithstanding the foregoing, shares tendered by individual grantees, or withheld by us, as full or partial payment to us upon the exercise of options will not become available for issuance again under the Non‑Employee Director Plan.

Plan Administration.  Our board administers the Non‑Employee Director Plan. Subject to the provisions of the Non‑Employee Director Plan, our board has the power to determine the terms of the awards, including the exercise price, the number of shares of our ordinary shares subject to each such award, the exercisability of the awards and the form of consideration, if any, payable upon exercise. To the maximum extent permitted by law, no member of our board will be liable for any action taken or decision made in good faith relating to the Non‑Employee Director Plan or any award granted thereunder.

Stock Options.  The exercise price of options granted under the Non‑Employee Director Plan may be equal to or greater than the fair market value of our ordinary shares on the date of grant. The term of an option may not exceed ten years. After the termination of service of a non‑employee director for any reason other than death, disability or cause (as defined in the Non‑Employee Director Plan), he or she may exercise the vested portion of his or her option for 90 days. If termination is due to death (or death occurs within 90 days after the director’s termination date) or disability, the vested portion of the option will remain exercisable for one year. However, in no event may an option be exercised later than the expiration of its term. The entire option is forfeited upon a termination for Cause. In addition, if a non‑employee director has engaged in conduct that constitutes cause, any shares acquired upon exercise of an option for which we have not yet delivered the share certificates shall be automatically forfeited to us in exchange for payment of the exercise price paid for such shares.

Stock Awards.  Stock awards may be granted under the Non‑Employee Director Plan. Stock awards are grants of our ordinary shares that vest in accordance with terms and conditions established by the board. The board will determine the number of shares granted as stock awards to a non‑employee director and the consideration, if any, to be paid for such shares. The board may impose whatever conditions to vesting it determines to be appropriate (for example, the board may set restrictions based on the achievement of specific performance goals or continued service to us); provided, however, that the board, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Ordinary shares subject to stock awards that do not vest are subject to forfeiture.

Restricted Stock Units.  Restricted stock units may be granted under the Non‑Employee Director Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one ordinary share. The board determines the terms and conditions of restricted stock units, including the vesting criteria (which may include accomplishing specified performance criteria or continued service to us) and the form and timing of payment. The amount payable as a result of the vesting of a restricted stock unit will be distributed as soon as practicable following the vesting date and in no event later than the fifteenth date of the third calendar month of the year following the vesting date of the restricted stock unit (or as otherwise permitted under Section 409A of the Internal Revenue Code); provided, however, that an individual grantee may, if and to the extent permitted by our board, elect to defer payment of restricted stock units in a manner permitted by Section 409A of the Internal Revenue Code. Notwithstanding the foregoing, the board, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.

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

Authorized Shares.    As of the date of this report, a total of 7,114,308 ordinary shares have been reserved for issuance pursuant to the 2015 Plan. The ordinary shares that we have reserved for issuance pursuant to the 2015 Plan (the “Share Pool”) will be increased on the first day of each fiscal year in an amount equal to four percent (4.0%) of the outstanding ordinary shares on the last day of the immediately preceding fiscal year. A maximum of 1,000,000 ordinary shares may be subject to awards made under the 2015 Plan to any individual during a calendar year, subject to adjustment as provided in the 2015 Plan. The maximum number of ordinary shares that may be issued under the 2015 Plan as incentive stock options is 7,114,308. The Share Pool will be reduced on the date of grant, by one ordinary share for each award under the 2015 Plan; provided that awards that are valued by reference to ordinary shares but are required to be paid in cash pursuant to their terms will not reduce the Share Pool. If and to the extent options terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards or awards of restricted stock units (including restricted stock received upon the exercise of options) are forfeited, the ordinary shares subject to such awards will again be available for awards under the Share Pool. Notwithstanding the foregoing, the following ordinary shares will not become available for issuance under the 2015 Plan: (i) shares tendered by individual grantees, or withheld by us, as full or partial payment to us upon the exercise of options granted under the 2015 Plan and (ii) shares withheld by, or otherwise remitted to us to satisfy an individual grantee’s tax withholding obligations upon the lapse of restrictions on stock awards, or the exercise of options granted under the 2015 Plan.

Plan Administration.  Our compensation committee administers the 2015 Plan. Subject to the provisions of the 2015 Plan, our compensation committee has the power to determine the terms of the awards, including the exercise price, the number of shares of our ordinary shares subject to each such award, the exercisability of the awards and the form of consideration, if any, payable upon exercise. To the maximum extent permitted by law, no member of our board or our compensation committee will be liable for any action taken or decision made in good faith relating to the 2015 Plan or any award granted thereunder.

Stock Options.  The exercise price of options granted under the 2015 Plan may be equal to or greater than the fair market value of our ordinary shares on the date of grant. The term of an option may not exceed ten years, except that the term of an incentive stock option granted to any employee who owns more than 10% of the voting power of all classes of our outstanding stock must not exceed five years and the exercise price must equal to at least 110% of the fair market value of our ordinary shares on the grant date. After the termination of service of an employee, director or consultant for any reason other than death, disability or cause (as defined in the 2015 Plan), he or she may exercise the vested portion of his or her option for 90 days. If termination is due to death (or death occurs within 90 days after the individual’s termination date) or disability, the vested portion of the option will remain exercisable for one year. However, in no event may an option be exercised later than the expiration of its term. The entire option is forfeited upon a termination for Cause. In addition, if an employee, director or consultant has engaged in conduct that constitutes cause, any shares acquired upon exercise of an option for which we have not yet delivered the share certificates shall be automatically forfeited to us in exchange for payment of the exercise price paid for such shares.

Stock Awards.  Stock awards may be granted under the 2015 Plan. Stock awards are grants of ordinary shares that vest in accordance with terms and conditions established by the compensation committee. The compensation committee will determine the number of shares granted as stock awards to any employee, director, or consultant and the consideration, if any, to be paid for such shares. The compensation committee may impose whatever conditions to vesting it determines to be appropriate (for example, the compensation committee may set restrictions based on the achievement of specific performance goals or continued service to us); provided, however, that the compensation committee, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Ordinary shares subject to stock awards that do not vest are subject to forfeiture.

Restricted Stock Units.  Restricted stock units may be granted under the 2015 Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one ordinary share. The compensation committee determines the terms and conditions of restricted stock units, including the vesting criteria (which may include accomplishing specified performance criteria or continued service to us) and the form and timing of payment. The amount payable as a result of the vesting of a restricted stock unit will be distributed as soon as practicable following the vesting date and in no event later than the fifteenth date of the third calendar month of the year following the vesting date of the restricted stock unit (or as otherwise permitted under Section 409A of the Internal Revenue Code); provided, however, that an individual grantee may, if and to the extent permitted by our compensation committee, elect to defer payment of restricted stock units in a manner permitted by Section 409A of the Internal Revenue Code. Notwithstanding the foregoing, the compensation committee, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.

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

The Inducement Plan was adopted without shareholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan may only be made to individuals who were not previously an employee or a non-employee director of the Company or any of our subsidiaries (or who had a bona fide period of non-employment with the Company and our subsidiaries) who is hired by the Company or a subsidiary. Subject to adjustments described in the Inducement Plan, we may issue up to 2,750,000 of our ordinary shares in the form of stock options, stock awards and restricted stock units to eligible recipients.

Administration.  Our compensation committee administers the Inducement Plan and is authorized to determine, among other things, the persons to whom inducement awards will be made and the terms of such awards.

Stock Options. The exercise price of options granted under the Inducement Plan will be equal to or greater than the fair market value of our ordinary shares on the date the options are granted, and the term of any option will not exceed ten years from the date of the grant. After a termination of service for any reason other than death, disability or cause (as defined in the Inducement Plan), the grantee of an option award may exercise the vested portion of his or her option for 90 days. If termination is due to death (or death occurs within 90 days after the individual’s termination date) or disability, the vested portion of the option will remain exercisable for one year. However, in no event may an option be exercised later than the expiration of its term. The entire option will be forfeited upon a termination for cause. In addition, if an employee, director or consultant has engaged in conduct that constitutes cause, any shares acquired upon exercise of an option for which we have not yet delivered the share certificates will be automatically forfeited to us in exchange for payment of the exercise price paid for such shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of February 20, 2019 by:

•	each of our directors and director nominees;
•	each of our “named executive officers”;
•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our ordinary shares.

The percentages in the columns entitled “Percentage of Shares Beneficially Owned” are based on a total of 54,158,948 ordinary shares outstanding as of February 20, 2019.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our ordinary shares. Our ordinary shares subject to options that are currently exercisable or exercisable within 60 days of February 20, 2019 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the ordinary shares beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Strongbridge Biopharma plc, 900 Northbrook Drive, Suite 200, Trevose, Pennsylvania 19053.

		Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Shareholders
Caxton Alternative Management LP	(1)	9,127,987	16.2%
Novo Nordisk A/S	(2)	5,242,000	9.7%
Longitude Venture Partners III, L.P	(3)	4,500,000	8.3%
Growth Equity Opportunities Fund III, LLC	(4)	4,141,308	7.6%
HealthCap VI, L.P.	(5)	3,741,008	6.9%
Armistice Capital, LLC	(6)	2,878,000	5.3%
Broadfin	(7)	2,821,722	5.2%
Executive Officers and Directors
Matthew Pauls	(8)	846,850	1.5%
A. Brian Davis	(9)	348,319	*
Fredric Cohen, M.D.	(10)	256,150	*
John H. Johnson	(11)	147,767	*
Richard S. Kollender	(11)	117,188	*
Garheng Kong, M.D., Ph.D.	(11)	114,385	*
Jeffrey W. Sherman, M.D., F.A.C.P.	(12)	90,000	*
Mårten Steen, M.D., Ph.D.	(11)	114,918	*
Hilde H. Steineger, Ph.D.	(11)	114,918	*
All current directors and executive officers as a group (10 persons)		2,491,610	4.4%

*less than one percent

(1)

Based on the information disclosed in a Schedule 13D/A filed with the SEC on August 27, 2018 by Caxton Corporation (“Caxton”), CDK Associates, L.L.C. (“CDK”) and Bruce Kovner, and subsequent Section 16 filings made with the SEC.  According to the SEC filings, Caxton, the manager of CDK, and Mr. Kovner, the Chairman and sole shareholder of Caxton, each share voting and dispositive power with respect to 9,127,987 ordinary shares, which includes 8,681,305 ordinary shares beneficially owned by CDK and 446,682 ordinary shares beneficially owned by employees of an affiliate of Caxton. According to the SEC reports, CDK shares voting and dispositive power with respect to 8,681,305 ordinary shares. The 8,681,305 ordinary shares beneficially owned by CDK represent 6,581,305 ordinary shares and warrants to purchase up to an aggregate of 2,100,000 ordinary shares. The 446,682 ordinary shares beneficially owned by employees of an affiliate of Caxton represent 326,682 ordinary shares and warrants to purchase up to an aggregate of 120,000 ordinary shares. The reporting persons will be prohibited from exercising the warrants, if after giving effect to such exercise, they (together with any of their affiliates) would together beneficially own in excess of 4.99% of our ordinary shares outstanding immediately after giving effect to such exercise or 9.99% if the holder beneficially owns greater than 4.99% of the number of ordinary shares outstanding notwithstanding the ordinary shares issuable upon exercise of this warrant. The address of the reporting persons is 731 Alexander Road, Princeton, NJ, 08540.

(2)

Based on the information disclosed in a Schedule 13G filed with the SEC on December 21, 2018 by Novo Nordisk A/S, in which the reporting person reported sole voting and dispositive power with respect to 5,242,000 ordinary shares. The address of the reporting person is Novo All, DK-2880 Bagsværd, Denmark.

(3)

Based on the information disclosed in a Schedule 13G/A filed with the SEC on February 12, 2019 by Longitude Venture Partners III, L.P. (“LVPIII”), Longitude Capital Partners III, LLC (“LCPIII”), Juliet Tammenoms Bakker and Patrick G. Enright, in which the reporting persons reported shared voting and dispositive power with respect to 4,500,000 ordinary shares. The address of the reporting persons is 2740 Sand Hill Road, Second Floor, Menlo Park, California 94025.

(4)

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

(5)

Based on the information disclosed in a Schedule 13G/A filed with the SEC on February 1, 2019 by HealthCap VI, L.P. (“HealthCap”) and HealthCap VI GP S.A. (“HealthCap GP”), in which each reporting person reported shared voting and dispositive power with respect to 3,741,008 ordinary shares, which includes (i) 114,918 ordinary shares issuable upon exercise of options that are exercisable within 60 days and (ii) a warrant to purchase up to an additional 400,000 ordinary shares. The reporting persons will be prohibited from exercising the warrants, if after giving effect to such exercise, they (together with any of their affiliates) would together beneficially own in excess of 4.99% of our ordinary shares outstanding immediately after giving effect to such exercise or 9.99% if the holder beneficially owns greater than 4.99% of the number of ordinary shares outstanding notwithstanding the ordinary shares issuable upon exercise of this warrant. HealthCap GP is the sole general partner of HealthCap. The address of HealthCap and HealthCap GP is 18, Avenue d’Ouchy, 1006 Lausanne, Switzerland.

(6)

Based on the information disclosed in a Schedule 13G/A filed with the SEC on February 14, 2019 by Armistice Capital, LLC, Armistice Capital Master Fund Ltd. and Steven Boyd, in which each reporting person reported shares voting and dispositive power with respect to 2,878,000 ordinary shares. The address of Armistice Capital, LLC and Mr. Boyd is 510 Madison Avenue, 7th Floor, New York, New York 10022 and the address for Armistice Capital Master Fund Ltd. is c/o dms Corporate Services Ltd., 20 Genesis Close, P.O. Box 314, Grand Cayman KY1‑1104, Cayman Islands.

(7)

Based on the information disclosed in a Schedule 13G/A filed with the SEC on February 13, 2019 by Broadfin Capital, LLC (“Broadfin Capital”), Broadfin Healthcare Master Fund, Ltd. (“Broadfin Fund”) and Kevin Kotler, in which each reporting person reported shared voting and dispositive power with respect to 2,821,722 ordinary shares. The address of Broadfin Capital and Mr. Kotler is Broadfin Capital, 300 Park Avenue, 25th floor, New York, NY 10022. The address of Broadfin Fund is 20 Genesis Close, Ansbacher House, Second Floor, PO Box 1344, Grand Cayman KY1-1108, Cayman Islands.

(8)	This number includes 56,447 ordinary shares that are subject to options that are or will vest and become exercisable within 60 days.
(9)	This number includes 17,584 ordinary shares that are subject to options that are or will vest and become exercisable within 60 days.
(10)	This number includes 15,812 ordinary shares that are subject to options that are or will vest and become exercisable within 60 days.
(11)	This number includes 0 ordinary shares that are subject to options that are or will vest and become exercisable within 60 days.
(12)	This number includes 3,333 ordinary shares that are subject to options that are or will vest and become exercisable within 60 days.

Equity Compensation Plan Information

The table below sets forth information with respect to ordinary shares that may be issued under our equity compensation plans issued as of December 31, 2018:

				Number of Securities
				Remaining
	Number of Securities to be			Available for Future
	Issued Upon		Weighted-Average	Issuance
	Exercise of Outstanding		Exercise Price of Outstanding	Under Equity Compensation
	Options, Warrants		Options, Warrants	Plans (Excluding Securities
Plan Category	and Rights		and Rights	Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,217,839	(1)	$5.35	218,171
Equity compensation plans not approved by security holders(3)	1,852,431	(2)	5.59	638,200
Total	7,070,270			856,371

(1)

This number includes the following: (i) 4,390,476 ordinary shares subject to outstanding awards granted under the 2015 Equity Compensation Plan as of December 31, 2018, of which 4,275,376 ordinary shares were subject to outstanding stock options and 115,100 ordinary shares were subject to outstanding restricted stock unit awards; and (ii) 827,363 ordinary shares were subject to outstanding awards granted in the form of options under the Non-Employee Director Equity Compensation Plan as of December 31, 2018.

(2)

This number represents ordinary shares subject to outstanding awards granted under the 2017 Inducement Plan, of which 1,824,431 ordinary shares were subject to outstanding stock options and 28,000 ordinary shares were subject to outstanding restricted stock unit awards as of December 31, 2018.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by Ernst & Young our independent registered public accounting firm as described below:

	2018	2017
Fee Category:	(in thousands)
Audit Fees(1)	$730	$582
Audit-Related Fees(2)	144	162
Tax Fees(3)	—	—
All Other Fees	—	—
Total Fees	$874	$744

(1)	Audit fees consist of fees for the audit of our financial statements, the review of our interim financial statements and statutory audits.
(2)	Audit-related fees included fees for consultations concerning financial and accounting matters not classified as audit services.

(3)	Tax fees consists of fees incurred for tax compliance, tax advice and tax planning and includes fees for tax return preparation and tax consulting.

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

ITEM 15.  EXHIBITS

EXHIBIT INDEX

2.1

Macrilen Acquisition Agreement, dated as of October 31, 2018, between Strongbridge Biopharma plc and Novo Nordisk Healthcare AG (incorporated by reference to Exhibit 2.2 to the Form 8-K (File No. 001-37569) filed with the SEC on October 31, 2018)

2.2

Share Purchase Agreement, dated as of October 31, 2018 between Strongbridge Biopharma plc and Novo Nordisk A/S (incorporated by reference to Exhibit 2.2 to the Form 8-K (File No. 001-37569) filed with the SEC on October 31, 2018)

3.1	Constitution of Strongbridge Biopharma plc (incorporated by reference to Exhibit 3.1 to the Form F-1/A (No. 333-206654) filed with the SEC on September 9, 2015)
3.2	Articles of Association of Strongbridge Biopharma plc (incorporated by reference to Exhibit 3.2 to the Form F-1/A (No. 333-206654) filed with the SEC on September 9, 2015)
10.1

Sublease Agreement, dated March 30, 2015, by and between Insight Pharmaceuticals LLC and Cortendo AB (incorporated by reference to Exhibit 10.1 to the Form F-1 (No. 333-206654) filed with the SEC on August 28, 2015)

10.2

Lease, dated November 21, 2017, by and between Northbrook TC Equities LLC, et. al. as Landlord, and Strongbridge U.S. Inc., as Tenant (incorporated by reference to Exhibit 10.2 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.3

Securities Purchase Agreement, dated December 22, 2016, by and among Strongbridge Biopharma plc and the several purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 6-K (File No. 001-37569) filed with the SEC on December 23, 2016)

10.4

Asset Purchase Agreement, dated as of May 14, 2015, by and among Cortendo AB, and Aspireo Pharmaceuticals, Ltd. and TVM V Life Science Ventures GmbH & Co. KG (incorporated by reference to Exhibit 10.3 to the Form F-1 (No. 333-206654) filed with the SEC on August 28, 2015)

10.5†

Asset Purchase Agreement, dated December 12, 2016, between Taro Pharmaceutical North America, Inc. and Strongbridge plc (incorporated by reference to Exhibit 10.3 to the Form F-3 (No. 333-215531) filed with the SEC on January 12, 2017)

10.6†

Supply Agreement, dated December 12, 2016, between Taro Pharmaceutical North America, Inc. and Strongbridge plc (incorporated by reference to Exhibit 10.4 to the Form F-3 (No. 333-215531) filed with the SEC on January 12, 2017)

10.7

Amended and Restated Employment Agreement, dated as of October 13, 2017, by and between Strongbridge U.S. Inc. and Matthew Pauls (incorporated by reference to Exhibit 10.7 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.8

Form of Amended and Restated Employment Agreement, dated as of October 13, 2017, by and between Strongbridge U.S. Inc. and certain of its executive officers (incorporated by reference to Exhibit 10.8 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.9

Share Purchase Agreement, dated as of January 12, 2015, by and among Cortendo AB, BioPancreate Inc., Cortendo Invest AB and the Investors listed therein (incorporated by reference to Exhibit 10.10 to the Company’s Form F-1 (No. 333-206654) filed with the SEC on August 28, 2015)

10.10

Investors’ Rights Agreement, dated as of February 10, 2015, by and among Cortendo AB and the Investors listed therein (incorporated by reference to Exhibit 10.11 to the Company’s Form F-1 (No. 333-206654) filed with the SEC on August 28, 2015)

10.11

Share Purchase Agreement, dated as of May 14, 2015, by and among Cortendo AB, BioPancreate Inc., Cortendo Invest AB and the Investors named therein (incorporated by reference to Exhibit 10.12 to the Company’s Form F-1 (No. 333-206654) filed with the SEC on August 28, 2015)

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Form F-1/A (No. 333-206654) filed with the SEC on September 25, 2015)
10.13*	Strongbridge Biopharma plc 2015 Equity Compensation Plan.
10.14*	Strongbridge Biopharma plc Non-Employee Director Equity Compensation Plan
10.15*	Strongbridge Biopharma plc 2017 Inducement Plan

10.16

Form of Incentive Stock Option Award Agreement under the Strongbridge Biopharma plc 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.16 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.17

Form of Nonqualified Stock Option Award Agreement under the Strongbridge Biopharma plc 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.18

Form of Restricted Stock Unit Award Agreement under the Strongbridge Biopharma plc 2015 Equity Compensation (incorporated by reference to Exhibit 10.18 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.19

Form of Nonqualified Stock Option Award Agreement under the Strongbridge Biopharma plc Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.19 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.20

Form of Stock Option Award Agreement under the Strongbridge Biopharma plc 2017 Inducement Plan (incorporated by reference to Exhibit 10.20 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.21

Form of Restricted Stock Unit Award Agreement under the Strongbridge Biopharma plc 2017 Inducement Plan (incorporated by reference to Exhibit 10.21 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.22

Form of Warrant Securities Agreement, by and among Strongbridge Biopharma plc and the several purchasers signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 6-K (File No. 001-37569) filed with the SEC on December 23, 2016)

10.23

Form of Warrant Securities Agreement, by and among Oxford Finance LLC, Horizon Technology Finance Corporation, the other Lenders listed therein, and Strongbridge Biopharma plc, Cortendo Cayman Ltd, Cortendo AB (publ) and Strongbridge U.S. Inc. (incorporated by reference to Exhibit 10.20 to the Form 20-F (File No. 001-37569) filed with the SEC on April 4, 2017)

10.24†

Term Loan Agreement, dated as of July 14, 2017, by and among Strongbridge U.S. Inc., Strongbridge Biopharma plc, Cortendo AB (publ), Cortendo Cayman Ltd., CRG Servicing LLC, as administrative agent and collateral agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K (File No. 001-37569) filed with the SEC on July 17, 2017)

10.25

Securities Purchase Agreement, dated as of July 14, 2017, by and among Strongbridge Biopharma plc, CRG Partners III L.P., CRG Partners III — Parallel Fund “A” L.P., CRG Partners III — Parallel Fund “B” (Cayman) L.P., CRG Partners III (Cayman) Lev AIV I. L.P. and CRG Partners III (Cayman) Unlev AIV I L.P. (incorporated by reference to Exhibit 10.2 to the Report on Form 6-K (File No. 001-37569) filed with the SEC on July 17, 2017)

10.26	Form of Warrant to CR Group Lenders, dated July 14, 2017 (incorporated by reference to Exhibit 10.3 to the Report on Form 6-K (File No. 001-37569) filed with the SEC on July 17, 2017)
10.27

Amendment No. 1 to Securities Purchase Agreement, dated as of December 22, 2016, by and between Strongbridge Biopharma plc and the purchasers named therein (incorporated by reference to Exhibit 10.4 to the Report on Form 6-K (File No. 001-37569) filed with the SEC on July 17, 2017)

10.28††

Amendment No. 1 to Term Loan Agreement, dated January 16, 2018, by and among Strongbridge U.S. Inc., Strongbridge Biopharma plc, Cortendo Cayman Ltd., Strongbridge Ireland Limited, Cortendo AB (Publ), CRG Servicing LLC, as administrative agent and collateral agent, and the lenders listed therein (incorporated by reference to Exhibit 10.29 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.29	Form of Warrant to CR Group Lenders, dated January 16, 2018 (incorporated by reference to Exhibit 10.30 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)
10.30

Amendment No. 2 to Term Loan Agreement, dated as of June 6, 2018, by and among and among Strongbridge U.S. Inc., Strongbridge Biopharma Public Limited Company, Cortendo Cayman Ltd., Strongbridge Ireland Limited, Cortendo AB (publ), CRG Servicing LLC, as administrative agent and collateral agent, and the lenders listed therein. (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 001-37569) filed with the SEC on August 8, 2018)

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

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons on the dates and in the capacities indicated below:

NAME	TITLE	DATE

/s/ Matthew Pauls Matthew Pauls	President and Chief Executive Officer (principal executive officer) and Director	February 27, 2019

/s/ A. Brian Davis A. Brian Davis	Chief Financial Officer (principal financial officer and principal accounting officer) and authorized representative in the United States	February 27, 2019

/s/ John H. Johnson John H. Johnson	Chairman, Director	February 27, 2019

/s/ Richard Kollender Richard S. Kollender	Director	February 27, 2019

/s/ Garheng Kong Garheng Kong	Director	February 27, 2019

/s/ Jeffrey Sherman Jeffrey Sherman	Director	February 27, 2019

/s/ Marten Steen Marten Steen	Director	February 27, 2019

/s/ Hilde Steineger Hilde Steineger	Director	February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Strongbridge Biopharma plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Strongbridge Biopharma Plc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

February 27, 2019

STRONGBRIDGE BIOPHARMA plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$122,490	$57,510
Accounts receivable	1,626	1,584
Inventory	3,946	511
Prepaid expenses and other current assets	4,236	1,208
Total current assets	132,298	60,813
Property and equipment, net	294	15
Intangible assets, net	30,132	35,155
Goodwill	7,256	7,256
Other assets	305	686
Total assets	$170,285	$103,925
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,184	$1,247
Accrued liabilities	16,065	11,232
Total current liabilities	17,249	12,479
Long-term debt	—	37,794
Warrant liability	15,513	41,308
Supply agreement liability, noncurrent	24,568	24,258
Total liabilities	57,330	115,839
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Deferred shares, $1.098 par value, 40,000 shares authorized, issued and outstanding at December 31, 2018 and December 31, 2017	44	44
Ordinary shares, $0.01 par value, 600,000,000 shares authorized at December 31, 2018 and December 31, 2017; 54,122,074 and 40,149,812 shares issued and outstanding at December 31, 2018 and December 31, 2017	541	401
Additional paid-in capital	323,402	230,524
Accumulated deficit	(211,032)	(242,883)
Total stockholders’ equity (deficit)	112,955	(11,914)
Total liabilities and stockholders’ equity (deficit)	$170,285	$103,925

The accompanying notes are an integral part of these consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net product sales	$18,027	$7,046	$—
Total revenues	18,027	7,046	—

Cost and expenses:
Cost of sales (excluding amortization of intangible assets)	3,986	1,483	—
Selling, general and administrative	63,336	36,292	14,875
Research and development	25,441	17,268	20,023
Amortization of intangible assets	7,187	5,022	—
Impairment of intangible asset	-	20,723	15,828
Total cost and expenses	99,950	80,788	50,726
Operating loss	(81,923)	(73,742)	(50,726)
Other income (expense), net:
Unrealized gain (loss) on fair value of warrants	16,337	(30,218)	638
Interest expense	(12,515)	(4,313)	(20)
Foreign exchange loss	(47)	(41)	(69)
Loss on extinguishment of debt	(21,549)	(3,545)	—
Gain on sale of subsidiary	130,832	—	—
Other income (expense), net	1,252	147	(1,180)
Total other income (expense), net	114,310	(37,970)	(631)
Income (loss) before income taxes	32,387	(111,712)	(51,357)
Income tax (expense) benefit	(536)	(1,771)	2,638
Net income (loss)	31,851	(113,483)	(48,719)
Net income (loss) attributable to non-controlling interest	—	—	122
Net income (loss) attributable to Strongbridge Biopharma	$31,851	$(113,483)	$(48,597)

Net income (loss) attributable to ordinary shareholders:
Basic	$31,851	$(113,483)	$(48,597)
Diluted	$15,514	$(113,483)	$(49,236)
Net income (loss) per share attributable to ordinary shareholders:
Basic	$0.69	$(3.11)	$(2.26)
Diluted	$0.31	$(3.11)	$(2.27)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders:
Basic	46,297,088	36,544,825	21,550,353
Diluted	49,724,503	36,544,825	21,655,564

The accompanying notes are an integral part of these consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands except share amounts)

					Additional		Non-	Total
	Ordinary Shares		Deferred Shares		Paid-In	Accumulated	Controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit) Equity
Balance—December 31, 2015	21,205,382	$212	40,000	$44	$170,910	$(80,803)	$564	$90,927
Net loss	—	—	—	—	—	(48,597)	(122)	(48,719)
Stock-based compensation	—	—	—	—	4,606	—	—	4,606
Acquisition of non-controlling interest	—	—	—	—	(972)	—	(442)	(1,414)
Issuance of shares, net of offering costs	14,000,000	140	—	—	20,430	—	—	20,570
Exercise of stock options	129,644	1	—	—	119	—	—	120
Issuance of warrants related to the loan agreement	—	—	—	—	882	—	—	882
Balance—December 31, 2016	35,335,026	$353	40,000	$44	$195,975	$(129,400)	$—	$66,972
Net loss	—	—	—	—	—	(113,483)	—	(113,483)
Stock-based compensation	—	—	—	—	5,167	—	—	5,167
Issuance of shares, net of offering costs	4,429,799	44	—	—	26,340	—	—	26,384
Issuance of shares in connection with at-the-market facility, net of costs	10,300	*	—	—	73	—	—	73
Exercise of stock options	196,081	2	—	—	624	—	—	626
Exercise of warrants	178,606	2	—	—	(2)	—	—	—
Issuance of warrants related to loan agreements, net	—	—	—	—	2,347	—	—	2,347
Balance—December 31, 2017	40,149,812	$401	40,000	$44	$230,524	$(242,883)	$—	$(11,914)
Net income	—	—	—	—	—	31,851	—	31,851
Stock-based compensation	—	—	—	—	7,807	—	—	7,807
Issuance of shares, net of offering costs	5,255,683	53	—	—	33,455	—	—	33,508
Issuance of shares to Novo	5,242,000	52	—	—	22,331	—	—	22,383
Issuance of shares to CRG	656,929	7	—	—	2,798	—	—	2,805
Issuance of shares in connection with at-the-market facility, net of costs	1,281,903	13	—	—	8,583	—	—	8,596
Exercise of warrants	1,384,062	14	—	—	10,619	—	—	10,633
Issuance of warrants related to loan agreements	—	—	—	—	7,663	—		7,663
Exercise of stock options	50,654	*	—	—	96	—	—	96
Ordinary shares issued, net of shares withheld for employee taxes	101,031	1	—	—	(474)	—	—	(473)
Balance—December 31, 2018	54,122,074	$541	40,000	$44	$323,402	$(211,032)	—	$112,955

* Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$31,851	$(113,483)	$(48,719)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(16,337)	30,218	(638)
Impairment of intangible asset	-	20,723	15,828
Stock-based compensation	7,807	5,167	4,606
Amortization of intangible assets	7,187	5,022	—
Interest and related guarantee fees paid in kind	-	896	—
Amortization of debt discounts and debt issuance costs	1,484	482	—
Loss on extinguishment of debt	21,549	3,545	—
Gain on sale of subsidiary	(130,832)	—	—
Deferred income tax expense (benefit)	-	1,958	(2,884)
Depreciation	46	10	10
Impairment/loss on investment in Antisense Therapeutics	—	—	550
Changes in operating assets and liabilities:
Accounts receivable	(42)	(1,584)	—
Inventory	(3,437)	(511)	—
Prepaid expenses and other current assets	(3,028)	(444)	848
Other assets	381	(536)	(88)
Accounts payable	(63)	158	(1,702)
Accrued liabilities and other liabilities	(1,142)	3,043	475
Net cash used in operating activities	(84,576)	(45,336)	(31,714)
Cash flows from investing activities:
Payment for acquisitions	(24,655)	(7,500)	(3,392)
Purchases of property and equipment	(326)	—	—
Proceeds from sale of subsidiary	159,311	—	—
Net cash provided by (used in) investing activities	134,330	(7,500)	(3,392)
Cash flows from financing activities:
Proceeds from long-term debt, net	44,930	39,987	19,316
Payment for loss on extinguishment of debt	(9,990)	(1,300)	—
Repayment of long-term debt	(85,000)	(22,261)	—
Proceeds from issuance of ordinary shares, net	33,508	26,384	32,298
Proceeds from share subscription to Novo	22,383	—	—
Proceeds from issuance of ordinary shares in connection with at-the-market offering	8,596	73	—
Proceeds from exercise of warrants	1,176	—	—
Proceeds from exercise of stock options	96	626	120
Payments related to tax withholding for net-share settled equity awards	(473)	—	—
Acquisition of non-controlling interest	-	—	(1,414)
Net cash provided by financing activities	15,226	43,509	50,320
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase (decrease) in cash and cash equivalents	64,980	(9,327)	15,214
Cash and cash equivalents—beginning of period	57,510	66,837	51,623
Cash and cash equivalents—end of period	$122,490	$57,510	$66,837
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,122	$2,935	$20
Income taxes other, net of refunds	$1	$127	$—
Supplemental non-cash financing activities:
Issuance of shares to settle debt	$2,805	$—	$—

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

In January 2018, Strongbridge Ireland Ltd., one of our wholly-owned subsidiaries, acquired the U.S. and Canadian rights to Macrilen (macimorelin), the first and only oral drug approved by the FDA for the diagnosis of patients with adult growth hormone deficiency. We launched Macrilen in the United States in July 2018. In December 2018, we sold Strongbridge Ireland Ltd. to Novo Nordisk Healthcare AG (“Novo”) for $145 million plus the right to receive tiered royalties on net sales of Macrilen through 2027. In addition, Strongbridge U.S. Inc, another of our wholly-owned subsidiaries, entered into an agreement with Novo Nordisk Inc., subsidiary of Novo (“NNI”), pursuant to which NNI will fund the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen in the United States, for a period of three years. Novo also purchased 5.2 million of our ordinary shares at a purchase price of $7.00 per share

We have two clinical-stage product candidates for rare endocrine diseases, Recorlev and veldoreotide. Recorlev (levoketoconazole) is a cortisol synthesis inhibitor currently being studied for the treatment of endogenous Cushing's syndrome. Veldoreotide is a next-generation somatostatin analog being investigated for potential applications in conditions amenable to somatostatin receptor activation, such as acromegaly. Both Recorlev and veldoreotide have received orphan designation from the FDA and the European Medicines Agency (“EMA”).

Liquidity

We believe that our cash resources of $122.5 million at December 31, 2018 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these financial statements.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. We plan to continue to fund our operations and capital funding needs through equity or debt financing along with revenues from Keveyis and royalty income from Macrilen. There can be no assurances, however, that additional funding will be available on terms acceptable to us.

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of our wholly owned subsidiaries, Strongbridge U.S. Inc. (Trevose, Pennsylvania, United States), Strongbridge Dublin Limited (Dublin, Ireland), Cortendo AB (Gothenburg, Sweden) and Cortendo Cayman (Georgetown, Cayman Islands). All intercompany balances and transactions have been eliminated in consolidation. These audited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the FASB.

Revenue recognition

We follow ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”),  effective for revenue accounting. Topic 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We apply the five-step model to contracts only when it is probable that we will collect the consideration we are entitled to receive in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for net product revenue, see Note 3.

Inventory and cost of sales

Inventory is stated at the lower of cost or net realizable value where cost is determined using the first-in, first-out method. Our inventory consists of only finished goods.

Cost of sales includes the cost of inventory sold, which includes third-party acquisition costs, third-party warehousing and product distribution charges.

Foreign currency translation

The consolidated financial statements are reported in United States dollars, which is the functional currency of our subsidiaries. Transactions in foreign currencies are remeasured into our functional currency at the rate of exchange prevailing at the date of the transaction. Any monetary assets and liabilities arising from these transactions are remeasured into our functional currency at exchange rates prevailing at the balance sheet date or on settlement. Resulting gains and losses are recorded in foreign exchange loss in our consolidated statements of operations.

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

We are required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described as follows:

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

In December 2016, we issued warrants in connection with our private placement of ordinary shares. Pursuant to the terms of the warrant agreement, the Company could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes Model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrant liabilities is reflected in the statement of operations for the years ended December 31, 2018, 2017 and 2016.

Property and equipment, net

Property and equipment, net, consists of office equipment such as furniture, fixtures and computers. Depreciation expense for the years ended December 31, 2018 and 2017 was not significant. The following useful lives were used for the various classifications of property and equipment, net:

	Amortization
	Periods
Computer hardware	3	-	5	years
Computer software	2	-	5	years
Furniture and fixtures	2	-	5	years
Leasehold improvements	Lesser of useful life or remaining lease term

Intangible assets

Certain intangible assets were acquired as part of an asset purchase and have been capitalized at their acquisition date fair value. Acquired definite life intangible assets are amortized using the straight-line method over their respective estimated useful lives. The Company evaluates the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

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

To estimate the fair value of the business, primarily a market‑based approach is applied, utilizing our public market value. We did not record a charge for impairment for our goodwill for the years ended December 31, 2018, 2017, and 2016.

Research and development expenses

Research and development costs are expensed as incurred. Research and development expenses consist of internal and external expenses. Internal expenses include compensation and related expenses. External expenses include development, clinical trials, report writing, and regulatory compliance costs incurred with clinical research organizations and other third‑party vendors. At the end of the reporting period, we compare payments made to third‑party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs. Upfront and milestone payments made to third parties who perform research and development services on our behalf are expensed as services are rendered.

Stock‑based compensation

We account for stock‑based compensation awards in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock‑based payments including grants of stock options and restricted stock and modifications to existing stock options, to be recognized in the consolidated statements of operations based on their fair values.

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

We estimate the fair value of our awards with service conditions using the Black‑Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk‑free interest rate and (iv) expected dividends. Due to the lack of historical and implied volatility data of our ordinary shares, we based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. We selected companies with comparable characteristics to us, including enterprise value, risk profiles and position within the industry, and with historical share price information sufficient to meet the expected term of the stock‑based awards. We compute historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock‑based awards.

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

The risk‑free interest rates for periods within the expected term of the option are based on the U.S. Treasury Bond rate with a maturity date commensurate with the expected term of the associated award. We have never paid dividends and do not expect to pay dividends in the foreseeable future.

We account for forfeitures as they occur.

Income taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the top U.S. federal corporate tax rate from 35 percent to 21 percent; requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; creating a new limitation on deductible interest expense; and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), the Company has finalized the accounting for the Tax Act and has recorded no additional amount during the current year.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, 2017 and 2016, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our statements of operations.

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) attributable to shareholders by the weighted‑average number of ordinary shares outstanding for the period, including any dilutive effect from outstanding stock options and other equity-based awards.

Net income (loss) per share was calculated as follows for the periods indicated below:

	Year Ended
	December 31,
(in thousands, except per share data)	2018	2017	2016
Basic Net Income (Loss) Per Share
Basic net income (loss)	$31,851	$(113,483)	$(48,597)

Weighted-average ordinary shares outstanding	46,297,088	36,544,825	21,550,353

Basic net income (loss per share)	$0.69	$(3.11)	$(2.26)

Diluted Net Income (Loss) Per Share
Diluted net income (loss)	$15,514	$(113,483)	$(49,236)

Weighted-average ordinary shares outstanding	46,297,088	36,544,825	21,550,353
Dilutive warrants, stock options and RSUs	3,427,415	-	105,211
Weighted-average shares used to compute diluted net income (loss) per share	49,724,503	36,544,825	21,655,564

Diluted net income (loss) per share	$0.31	$(3.11)	$(2.27)

Shares used in the diluted net loss per share calculations exclude anti‑dilutive ordinary share equivalents, which consist of outstanding stock options, unvested restricted stock units and warrants, if applicable.

	Year Ended
	December 31,
	2018	2017	2016
Warrants	1,642,539	7,555,003	7,000,000
Stock options issued and outstanding	4,444,830	6,104,715	3,249,784
Unvested RSUs	—	267,250	184,000

Recently issued accounting pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other:  Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for us beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact this new accounting guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The standard is effective on January 1, 2019, with early adoption permitted. We adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. In July 2018, the FASB issued an update that provided an additional transition option that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. We elected this optional transition method. We also elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We continue to evaluate other practical expedients available under the standard.

We have substantially completed our assessment of the standard. We continue to finalize our calculations, including our discount rate assumptions, related to the new standard. We are also continuing to establish new processes and internal controls that may be required to comply with the new lease accounting and disclosure requirements set by the new standard.

We expect the impact of the standard adoption to increase our assets and liabilities no more than 5% within our consolidated balance sheet as a result of the recognition of new ROU assets and liabilities in accordance with the new leasing standard.

3. Revenue recognition

Product revenue, net

We launched our second commercial product, Macrilen, in July 2018. Our product sales result from sales of Keveyis and Macrilen. We will no longer record product sales of Macrilen following its sale to Novo in December 2018. We recognize net product sales at the time our products are received by our customers (primarily wholesalers and specialty pharmacies). The products are subsequently sold to patients, who are covered by payors that may provide for government-mandated or privately negotiated rebates with respect to the purchase of our products.

Disaggregation of Revenue

The following table summarizes revenue by product for the twelve months ended December 31, 2018 and 2017 (in thousands):

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2018	December 31, 2017
Products
Keveyis	$16,802	$7,046
Macrilen	1,225	—
Total	$18,027	$7,046

Reserves for variable consideration

Revenues from sales of our products are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and that result from rebates, co-pay assistance and other allowances that are offered by us and the patients’ payors. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a current liability (if the amount is payable to a party other than our customer). Where appropriate, these estimates may take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. We reassess our estimates on an ongoing basis. If actual results in the future vary from our estimates, we will adjust our estimates. Any such adjustments would affect net product revenue and earnings in the period such variances become known.

Trade discount: Our contracts with our customers provide for a discount, that is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we receive sales order management, data and distribution services from our customers. To the extent the services received are distinct from our sale of products to our customers, these payments are classified in selling, general and administrative expenses in our consolidated statement of operations.

Prompt Pay Discount:  We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. We estimate for cash discounts using the most likely amount method by reducing accounts receivable by the prompt pay discount amount. The discount is recognized as a reduction of revenue in the same period as the related revenue.

Funded Co-pay Assistance Program: We contract with a third-party to manage the co-pay assistance program intended to provide financial assistance to qualified insured patients. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with the product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. These payments are consideration payable to our customers and the related reserve is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the consolidated balance sheet.

Government rebates: We are subject to discount obligations under state Medicaid programs and Medicare. We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated patient mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses on the consolidated balance sheet. For Medicaid, accruals are based on estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this Medicare coverage gap responsibility, we estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made that have been recognized as revenue but remain in the distribution channel inventories at the end of each reporting period.

Temporary Supply and Patient Assistance Programs: We provide free product to uninsured patients who satisfy pre-established criteria for either the Temporary Supply Program for Keveyis or the Patient Assistance Program for Keveyis. Patients who meet the Temporary Supply Program eligibility criteria may receive a temporary supply of free Keveyis for no more than sixty days while we determine the patient’s third-party insurance, prescription drug benefit or other third-party coverage for Keveyis. The Patient Assistance Program provides free Keveyis for up to twelve months to patients who satisfy pre-established criteria for financial need. We do not recognize any revenue related to these free products and the associated costs are classified in selling, general and administrative expenses in our consolidated statements of operations.

4. Fair value measurement

The following table sets forth the fair value measurements by level within the fair value hierarchy, that are measured on a recurring basis. Our level 3 instrument consist of the ordinary share warrant liability. The fair values of the outstanding warrants were measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	As of December 31, 2018
	Level I	Level II	Level III	Total
Cash equivalents	122,300	—	—	122,300
Total assets	$122,300	$—	$—	$122,300
Warrant liability	—	—	15,513	15,513
Total liabilities	$—	$—	$15,513	$15,513

	As of December 31, 2017
	Level I	Level II	Level III	Total
Cash equivalents	57,024	—	—	57,024
Total assets	$57,024	$—	$—	$57,024
Warrant liability	—	—	41,308	41,308
Total liabilities	$—	$—	$41,308	$41,308

5. Intangible assets and goodwill

The gross carrying amount of in‑process research and development, acquired developed product rights and goodwill is as follows (in thousands):

	As of December 31, 2018
	Beginning of Period	Additions	Sold	Amortization	End of Period
Keveyis	$35,155	$—	$—	$(5,023)	$30,132
Macrilen	—	24,834	(22,670)	(2,164)	—
Goodwill	7,256	—	—	—	7,256
Total	$42,411	$24,834	$(22,670)	$(7,187)	$37,388

	As of December 31, 2017
	Beginning of Period	Additions	Impairment	Amortization	End of Period
IPR&D	$20,723	$—	$(20,723)	$—	$—
Keveyis	40,177	—	—	(5,022)	35,155
Goodwill	7,256	—	—	—	7,256
Total	$68,156	$—	$(20,723)	$(5,022)	$42,411

Estimated amortization of our acquired developed product rights intangible asset for the five years subsequent to December 31, 2018 is as follows (in thousands):

2019	$5,022
2020	5,022
2021	5,022
2022	5,022
2023	5,022

Goodwill and in‑process research and development resulted from our acquisition of BioPancreate and our 2015 acquisition of veldoreotide from Aspireo Pharmaceuticals, Ltd. In‑process research and development is initially measured at its fair value and is not amortized until commercialization. We recorded $20.7 million of impairment relating for our veldoreotide in-process research and development during the year ended December 31, 2017. The significant inputs to the fair value measurement were future revenues expected to be generated, estimated costs to manufacture and appropriate risk-adjusted discount rate. The impairment of veldoreotide was due to estimated increased development costs and longer time lines related to the development process resulting in a decrease in the valuation of our intangible asset.

Our finite lived intangible asset consists of acquired developed product rights obtained from the asset acquisition of Keveyis (dichlorphenamide) from a subsidiary of Taro Pharmaceutical Industries Ltd. (“Taro”). In connection with the Asset Purchase and Supply Agreement we entered into with Taro, we have paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017. We concluded that the supply price payable by us exceeds fair value and, therefore, have used a discounted cash flow method with a probability assumption to value the payments in excess of fair value at $29.3 million, for which we have recorded an intangible asset and corresponding liability. This liability will be amortized as we purchase inventory over the term of the agreement. In addition, we incurred transaction costs of $2.4 million resulting in the recording of an Intangible Asset of $40.2 million. This asset began being amortized in 2017 and is being amortized over an 8-year period.

In January 2018, we entered into a License and Assignment Agreement with Aeterna Zentaris GmbH, pursuant to which we acquired the U.S. and Canadian rights to manufacture and commercialize Macrilen (macimorelin) for $24 million and incurred transaction costs of $0.7 million, resulting in an initial intangible of $24.7 million. We recorded any royalty liability as an increase to the intangible asset. This asset was being amortized over a ten-year period using the straight-line method until our sale of the rights to the asset to Novo in December 2018.

6. Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Consulting and professional fees	$4,145	$2,465
Supply agreement - current portion	1,638	4,237
Employee compensation	5,717	3,668
Accrued sales allowances	2,233	742
Accrued royalties	802	—
Other	1,530	120
Total accrued liabilities	$16,065	$11,232

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

The amendment in January 2018, resulted in a greater than 10% change in cash flows as compared to the original debt instrument under the First Loan Amendment, the First Loan Amendment was accounted for as a debt extinguishment, which resulted in a $0.5 million loss during year ended December 31, 2018.

In December 2018, we extinguished our outstanding debt of $88.3 million, in which we incurred final payment fees of $12.5 million, wrote-off unamortized debt discounts of $9.4 million which resulted in a loss on early extinguishment of debt of $21.0 million. We also issued CRG 656,259 of our ordinary shares as part of our debt extinguishment.

8. Warrants

Ordinary share warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC Topic 815”), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Warrants outstanding and warrant activity for the year ended December 31, 2018 is as follows:

						Warrants
						Outstanding
		Exercise	Expiration	Warrants	Warrants	December 31,
	Classification	Price	Date	Issued	Exercised	2018
Warrants in connection with private equity placement	Liability	$2.50	6/28/2022	7,000,000	(1,970,000)	5,030,000
Warrants in connection with Horizon and Oxford loan agreement	Equity	$2.45	12/28/2026	428,571	(267,857)	160,714
Warrants in connection with CRG loan agreement	Equity	$7.37	7/14/2024	394,289	—	394,289
Warrants in connection with CRG loan amendment in January 2018	Equity	$10.00	1/16/2025	1,248,250	—	1,248,250
				9,071,110		6,833,253

9. Commitments and contingencies

(a) Lease

In March 2015, we entered into a 52-month building sublease agreement for 14,743 square feet of office space in Trevose, Pennsylvania. The lease has annual rent escalations and is recognized on a straight‑line basis over the term of the lease. In November 2017, we entered into a 60-month building lease agreement for an additional 7,326 square feet of office space in the same building in Trevose, Pennsylvania. The lease has annual rent escalations. We obtained access to this newly leased space on November 27, 2017, which was considered the lease commencement date for accounting purposes. Thus, rent expense began on this date and is recognized on a straight‑line basis over the term of the lease. The lease provides for us the ability to continue leasing its currently subleased office space upon expiration of the sublease described above.

As of December 31, 2018, future minimum commitments under facility operating leases were as follows (in thousands):

Operating
leases

2019	439
2020	470
2021	481
2022	492
2023	207
Total minimum lease payments	$2,089

Rent expense recognized under our operating leases was $719,000, $285,000 and $273,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

(b) Commitments to Taro Pharmaceuticals Industries Ltd.

In December 2016, we acquired the U.S. marketing rights to Keveyis (dichlorphenamide) from Taro. Under the terms of an asset purchase agreement, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017, and will pay an aggregate of $7.5 million in potential milestones upon the achievement of certain product sales targets. Taro has agreed to continue to manufacture Keveyis for us under an exclusive supply agreement through the orphan exclusivity period. We are obligated to purchase certain annual minimum amounts of product totaling approximately $29 million over a six-year period. As of December 31, 2018, our remaining obligation was $22.1 million. The supply agreement may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf. We are required to reimburse Taro for their royalty obligation resulting from their sale of Keveyis to us.

(c) Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction, such as breaches of contracts, unfavorable tax consequences and employee liabilities. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss and such amount could be material to our financial statements. Where appropriate, the obligation for such indemnifications is recorded as a liability. Because the amount of these types of indemnifications generally is not specifically stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. However, we believe that the likelihood of a material liability being triggered under these indemnification obligations is not probable at this time.

10. Defined contribution plan

Our 401(k) Employee Savings Plan (“401(k) Plan”) is available to all employees. We have elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. We match 100% of the first 4% of participating employee contributions. In 2018, we contributed approximately $704,000. Our contributions are made in cash. Our ordinary shares are not an investment option available to participants in the 401(k) Plan.

11. Income taxes

For the years ended December 31, 2018, 2017 and 2016, the components of income (loss) before income taxes were as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Sweden	$4,712	$(19,249)	$(16,433)
Ireland	73,409	(47,211)	(11,653)
Cayman Islands	(701)	(21,709)	(19,550)
U.S.	(45,033)	(23,543)	(3,721)
Total	$32,387	$(111,712)	$(51,357)

The components of income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Current tax (benefit) expense:
Sweden	$535	$—	$—
Ireland	—	(22)	22
U.S.
Federal	—	(151)	151
State	1	(14)	73
Total current tax expense (benefit)	$536	$(187)	$246
Deferred tax expense (benefit):
Sweden	$12,395	$(4,586)	$(834)
Ireland	(13,337)	1,280	(1,547)
U.S.
Federal	(1,785)	39	(3,412)
State	(354)	(2,392)	(678)
Change in valuation allowance	3,081	7,617	3,587
Total deferred tax expense (benefit)	—	1,958	(2,884)
Total tax expense (benefit)	$536	$1,771	$(2,638)

With the exception of Sweden, we have net operating loss carryforwards in all other countries. For the Ireland and Swedish operations, we have not reflected any benefit of net operating loss carryforwards (“NOLs”) in the accompanying financial statements. Strongbridge US, Inc., as a result of the intercompany service agreements, was in taxable income and determined they were able to recognize all deferred tax assets in 2016. In 2017, Strongbridge US, Inc. generated book loss as we decided this entity will market and commercialize certain products. As such, given the expenses incurred, it is not more likely than not we will recognize all deferred tax assets which results in us establishing a full valuation allowance against its deferred tax assets. During 2018, we transferred all our intercompany intellectual property to Ireland, resulting in current taxes due in Sweden, the utilization of NOLs in Sweden, which previously had a full valuation allowance, and the creation of amortizable deferred tax assets in Ireland, which have a full valuation allowance.

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$4,576	$28,570
Stock-based compensation	4,944	2,824
Other deferred activity	960	617
Tax credits	10,826	9,182
Interest disallowance	9,889	—
Intangibles	13,240	—
Capitalized research and development costs	—	161
Total deferred tax assets	44,435	41,354
Valuation allowance	(44,435)	(41,354)
Deferred tax assets recognized	—	—

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, aside from the gain associated with the sale of our subsidiary, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. The valuation allowance increased by approximately $2.7 million and $7.6 million during the years ended December 31, 2018 and 2017, respectively, due primarily to net operating losses.

Our effective income tax rate differs from the ultimate parent company, Strongbridge Biopharma plc, Irish domestic statutory rate of 12.5% for the year ended December 31, 2018, 2017 and 2016.

	Year Ended
	December 31,
	2018	2017	2016
Ireland statutory income tax rate	12.50%	12.50%	12.50%
Foreign tax differential between Sweden, U.S., Cayman Island and Ireland	7.55	3.99	2.28
Federal tax credits	(4.58)	—	—
Change in valuation allowance	9.51	(6.82)	(6.69)
State income taxes	(1.09)	1.43	0.92
Permanent differences	4.01	(5.04)	1.59
Rate change - tax impact	—	(7.09)	—
Foreign exchange remeasurement of Swedish deferred tax asset	—	0.83	(5.42)
Provision to return	3.95	(1.33)	—
Sale of subsidiary	(37.58)	—	—
Net operating loss adjustment	7.72	—	—
Other	(0.34)	(0.06)	(0.04)
Effective income tax rate	1.65%	(1.59)%	5.14%

At December 31, 2018, as a result of the transfer of our intellectual property to Ireland, we have no Swedish NOLs and approximately $1.6 million of Irish NOLs, which have an indefinite life, and approximately $13,8 million of U.S. federal and $14.6 million of state NOLs, which begin to expire in 2031. Due to tax reform, federal U.S. net operating losses generated after January 1, 2018 will have an indefinite life. Through December 31, 2015 we operated through a permanent establishment in both Sweden and the United States. As a result of utilizing the Swedish NOLs, we have written off all attributes associated with the prior U.S. branch. At December 31, 2018, we had $10.7 million of U.S. federal orphan drug tax credit carryforwards, which begin to expire in 2032, and $0.2 million of U.S. federal research and development tax credit carryforwards, which begin to expire in 2031. The orphan drug credit carryforward is attributable to the permanent establishment of the Swedish entity within the U.S.

Utilization of the NOLs may be subject to limitations under Swedish tax regulations or U.S. Internal Revenue Code Section 382 if there is a greater than 50% ownership change as determined under applicable regulations.

We file income tax returns in Sweden, Ireland, the United States, and various states within the United States. In the normal course of business, we are subject to examination by federal, state and foreign jurisdictions, where applicable. Our tax years are still open under statute from inception to present. All open years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods.

12. Ordinary shares

Voting rights and privileges

As of December 31, 2018, and December 31, 2017, there are 600,000,000 authorized shares and 54,122,074 and 40,149,812 outstanding shares, respectively.

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

In addition, on May 26, 2015 the Company issued 40,000 deferred shares with a €1.00 par value per share (US$1.098). The deferred shares are issued in order to satisfy an Irish legislative requirement to maintain a minimum level of issued share capital denominated in euro. The deferred shares carry no voting rights and are not entitled to any dividend or distribution.

Equity financings

On December 18, 2018, we sold 5,242,000 shares of our ordinary shares to Novo for $7.00 per share and an aggregate purchase price of $36.7 million. We accounted for the $14.3 million premium paid over the market price of our ordinary shares as additional gain on the sale of our subsidiary.

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

We entered into an equity distribution agreement with JMP Securities LLC (“JMP Securities”) on April 28, 2017, pursuant to which we may sell, at our option, from time to time, up to an aggregate of $40 million in ordinary shares of the Company through JMP Securities, as sales agent. We will pay JMP Securities a commission equal to 3% of the gross proceeds from the sale of ordinary shares under the ATM Facility. Pursuant to the terms of the equity distribution agreement, we reimbursed JMP Securities for certain out-of-pocket expenses, including the fees and disbursements of counsel to JMP Securities, incurred in connection with establishing the ATM Facility and have provided JMP Securities with customary indemnification rights. During the year ended December 31, 2018, we sold an aggregate of 1,281,903 ordinary shares under the ATM Facility for net proceeds of approximately $8.6 million and paid fees of $0.3 million to JMP Securities. As December 31, 2018, we have approximately $31.1 million available for sale under our ATM facility.

Shares reserved for issuance

There were 8,579,511 and 6,104,715 ordinary shares reserved for future issuance upon exercise of stock options as of December 31, 2018 and 2017, respectively. As of December 31, 2018, we have 6,833,253 shares reserved for outstanding warrants.

13. Stock‑based compensation

Our board of directors has adopted the 2017 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards to new employees. The purpose of the Inducement Plan is to attract valued employees by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our ordinary shares by such employees. The Inducement Plan became effective on February 23, 2017. As of December 31, 2018, 638,200 shares are available for issuance pursuant to the Inducement Plan.

Our board of directors has adopted, and our shareholders have approved, the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options to our employees and any parent or subsidiary corporation’s employees, and for the grant of nonstatutory stock options, stock awards, and RSUs to our employees, directors and consultants and our parent or subsidiary corporations’ employees and consultants. The 2015 Plan became effective on September 3, 2015. As of December 31, 2018, 216,630 shares are available for issuance pursuant to the 2015 Plan.

Our board of directors has adopted, and our shareholders have approved, the Non‑Employee Director Equity Compensation Plan (the “Non‑Employee Director Plan”). The Non‑Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and RSUs to our non‑employee directors. The Non‑Employee Director Plan became effective on September 3, 2015. As of December 31, 2018, 1,541 shares are available for issuance pursuant to the Non‑Employee Director Plan.

A summary of the outstanding stock options activity for the year ended December 31, 2018 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding—January 1, 2018	6,104,715	$7.50	7.70	$14,021
Granted	2,969,255	$6.72
Forfeited and cancelled	(407,421)	$5.95
Exercised	(87,038)	$4.25
Outstanding—December 31, 2018	8,579,511	$7.35	7.57	$3,281
Vested and exercisable—December 31, 2018	3,873,952	$8.85	6.30	$1,427

Included in the stock options outstanding at December 31, 2018 are unvested stock options to purchase 88,908 shares at a weighted-average exercise price of $18.80 per share for which the vesting of certain tranches will accelerate if the fair value per share of our stock reaches $31.46. In addition, the options outstanding include 97,652 shares that vest upon a market appreciation event, so long as it occurs prior to the date specified in the applicable award agreement and 97,652 shares that will vest upon the one-year anniversary of the market appreciation event. The market appreciation event, which had not yet occurred as of December 31, 2018, is defined as the last trading day in the period in which our closing stock price on each of 20 consecutive trading days reported on NASDAQ has been at least $30.14 or $33.66 for the respective grantee.

Stock‑based compensation expense

We recognized stock‑based compensation expense for employees and non‑employees in the accompanying consolidated statements of operations as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Selling, general and administrative	$6,012	$4,027	$4,005
Research and development	1,795	1,140	601
Total stock-based compensation	$7,807	$5,167	$4,606

As of December 31, 2018, the total unrecognized compensation expense related to unvested options was $15.6 million, which we expect to recognize over an estimated weighted‑average period of 2.70 years.

In determining the estimated fair value of the stock‑based awards, we use the Black‑Scholes option‑pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

The fair value of stock option awards was estimated with the following assumptions:

	Year Ended
	December 31,
	2018	2017	2016
Expected term (in years)	6.11	5.98	5.9
Risk-free interest rate	2.25% - 3.04%	1.78% - 2.26%	1.21% - 2.23%
Expected volatility	78.2% - 85.0%	78.2% - 85.0%	78.1% - 83.6%
Dividend rate	—%	—%	—%

Our board of directors have approved grants of restricted stock units (“RSUs”) to employees. These RSUs vest two years from the date of issuance, provided that the employee is employed by us on such vesting date. All RSUs will fully vest upon a change of control of our company. If and when the RSUs vest, we will issue one ordinary share for each whole RSU that has vested, subject to satisfaction of the employees’ tax withholding obligations. The RSUs will cease to be outstanding upon such issuance of ordinary shares. We recorded expense, which is included in the stock-based compensation table above, of $454,000 and $436,000 for the year ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the total unrecognized compensation expense related to unvested RSUs is $0.4 million, which we expect to recognize over an estimated weighted‑average period of 0.99 years.

A summary of our unvested RSUs as of December 31, 2018 is as follows:

Number of
Shares
Outstanding—January 1, 2018	267,250
Granted	69,150
Forfeited	(18,300)
Vested	(175,000)
Unvested—December 31, 2018	143,100

14. Segment and other information

Operating segments are identified as components of an enterprise about which separate discreet financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. We view our operations and manage our business in one operating segment.

All of our sales were in the United States.

The following table represents total long-lived assets by location (in thousands):

	December 31, 2018	December 31, 2017
United States	$294	$15
Total long-lived assets (1)	$294	$15

(1)	Long-lived assets consist of property and equipment.

Customer concentration

The following table presents the gross sales from customers that represented more than 10% of our gross sales included in our single operating segment:

	2018	2017
Customer A	92%	100%

15. Sale of Subsidiary

In December 2018, we sold Strongbridge Ireland Ltd, whose only asset was the rights to Macrilen, to Novo for $145 million. As part of the sale, we are entitled to received tiered royalties based on net sales of Macrilen through 2027. In addition, Strongbridge U.S. Inc entered into an agreement with NNI pursuant to which we have agreed to provide 23 field-based employees of Strongbridge U.S. to NNI to provide commercial services related to Macrilen, including the promotion of Macrilen in the United States, for a period of three years which will be accounted over the course of the contract with the income and expense being recorded as non-operating income and expense, respectively. Novo also purchased 5.2 million of our ordinary shares at a purchase price of $7.00 per share. We accounted for the $14.3 million excess fair value of Novo’s share purchase over the market price of our ordinary shares as additional gain on the sale. We incurred $5.8 million of expenses relating to the sale, which were recorded as part of the gain on the sale. We originally acquired the product rights to Macrilen in January 2018 for $24.8 million and recorded amortization in 2018 of $2.2 million resulting in a net book value of $22.6 million at the time of sale.

16. Quarterly financial information (unaudited)

This table summarizes the unaudited consolidated financial results of operations for the quarters ended:

(in thousands, except share and per share data)	March 31,	June 30,	September 30,	December 31,
2018 Quarter Ended
Total revenues	$3,870	$4,296	$5,347	$4,514
Cost of sales (excluding amortization of intangible assets)	667	753	1,441	1,125
Total costs and expenses	19,012	22,535	28,639	25,778
Other (expense) income	(12,914)	16,070	4,174	106,980
Income tax (expense) benefit	—	(1)	—	(535)
Net (loss) income	(28,723)	(2,923)	(20,559)	84,056
Net (loss) income per ordinary share, basic (1)	(0.66)	(0.06)	(0.44)	1.73
Net (loss) income per ordinary share, diluted (1)	(0.66)	(0.43)	(0.55)	1.64

2017 Quarter Ended
Total revenues	$—	$1,529	$2,533	$2,984
Cost of sales (excluding amortization of intangible asset)	—	377	591	515
Total costs and expenses	12,179	15,525	34,967	16,634
Other expenses	(15,712)	(15,910)	(2,885)	(3,463)
Income tax (expense) benefit	(1,594)	92	850	(1,119)
Net loss	(29,485)	(30,191)	(35,060)	(18,747)
Net loss per ordinary share, basic and diluted (1)	(0.83)	(0.86)	(0.98)	(0.47)

(1)	Net loss per share amounts may not agree to the per share for the full year due to the use of weighted-average shares for each period.