Form 10-Q
period 2019-03-31
Strongbridge Biopharma plc
filed 2019-05-01
CIK 1634432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

As of April 29, 2019, there were 54,172,061 ordinary shares of the registrant issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRONGBRIDGE BIOPHARMA plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$104,306	$122,490
Accounts receivable	3,916	1,626
Inventory	4,202	3,946
Prepaid expenses and other current assets	2,726	4,236
Total current assets	115,150	132,298
Property and equipment, net	292	294
Right of use assets, net	1,046	—
Intangible asset, net	28,876	30,132
Goodwill	7,256	7,256
Other assets	862	305
Total assets	$153,482	$170,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,494	$1,184
Accrued liabilities and other current liabilities	14,854	16,065
Total current liabilities	22,348	17,249
Warrant liability	17,333	15,513
Supply agreement liability, noncurrent	15,454	24,568
Other long-term liabilities	1,364	—
Total liabilities	56,499	57,330
Commitments and contingencies (Note 7)
Stockholders’ equity:
Deferred shares, $1.098 par value, 40,000 shares authorized, issued and outstanding at March 31, 2019 and December 31, 2018	44	44
Ordinary shares, $0.01 par value, 600,000,000 shares authorized at March 31, 2019 and December 31, 2018; 54,167,948 and 54,122,074 shares issued and outstanding at March 31, 2019 and December 31, 2018	542	541
Additional paid-in capital	325,863	323,402
Accumulated deficit	(229,466)	(211,032)
Total stockholders’ equity	96,983	112,955
Total liabilities and stockholders’ equity	$153,482	$170,285

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31
	2019	2018
Revenues:
Net product sales	$4,333	$3,870
Royalty revenues	10	—
Total revenues	4,343	3,870

Cost and expenses:
Cost of sales (excluding amortization of intangible assets)	$813	$667
Selling, general and administrative	12,100	12,362
Research and development	6,583	4,881
Amortization of intangible assets	1,256	1,769
Total cost and expenses	20,752	19,679
Operating loss	(16,409)	(15,809)
Other expense, net:
Income from field services agreement	2,016	—
Expense from field services agreement	(2,229)	—
Unrealized loss on fair value of warrants	(1,820)	(9,700)
Interest expense	—	(2,874)
Loss on extinguishment of debt	—	(500)
Other income, net	685	160
Total other expense, net	(1,348)	(12,914)
Loss before income taxes	(17,757)	(28,723)
Income tax expense	(677)	—
Net loss	$(18,434)	$(28,723)

Net loss attributable to ordinary shareholders:
Basic and diluted	$(18,434)	$(28,723)
Net loss per share attributable to ordinary shareholders:
Basic and diluted	$(0.34)	$(0.66)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders:
Basic and diluted	54,155,034	43,620,746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statement of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(unaudited)

					Additional		Total
	Ordinary Shares		Deferred Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance—December 31, 2017	40,149,812	$401	40,000	$44	$230,524	$(242,883)	$(11,914)
Net loss	—	—	—	—	—	(28,723)	(28,723)
Stock-based compensation	—	—	—	—	1,688	—	1,688
Issuance of shares, net of offering costs	5,255,683	53	—	—	33,455	—	33,508
Common stock issued, net of shares withheld for employee taxes	89,163	1	—	—	(429)	—	(428)
Exercise of stock options	37,169	*	—	—	59	—	59
Issuance of warrants related to loan agreements	—	—	—	—	7,663	—	7,663
Balance—March 31, 2018	45,531,827	$455	40,000	$44	$272,960	$(271,606)	$1,853

Balance—December 31, 2018	54,122,074	$541	40,000	$44	$323,402	$(211,032)	$112,955
Net loss	—	—	—	—	—	(18,434)	(18,434)
Stock-based compensation	—	—	—	—	2,323	—	2,323
Exercise of stock options	39,728	1	—	—	165	—	166
Ordinary shares issued, net of shares withheld for employee taxes	6,146	*	—	—	(27)	—	(27)
Balance—March 31, 2019	54,167,948	$542	40,000	$44	$325,863	$(229,466)	$96,983

* Represents an amount less than $1.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,434)	$(28,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	1,820	9,700
Stock-based compensation	2,323	1,688
Amortization of intangible assets	1,256	1,769
Interest and related guarantee fees paid in kind	—	766
Amortization of debt discounts and debt issuance costs	—	314
Loss on extinguishment of debt	—	500
Depreciation	18	3
Changes in operating assets and liabilities:
Accounts receivable	(2,290)	(432)
Inventory	(649)	(1,150)
Prepaid expenses and other current assets	1,510	(567)
Other assets	(1,210)	325
Accounts payable	539	921
Accrued liabilities and other liabilities	(3,191)	(3,133)
Net cash used in operating activities	(18,308)	(18,019)
Cash flows from investing activities:
Payment for acquisitions	—	(24,655)
Purchases of property and equipment	(15)	—
Net cash used in investing activities	(15)	(24,655)
Cash flows from financing activities:
Proceeds from long-term debt, net	—	44,930
Payment for loss on extinguishment of debt	—	(500)
Proceeds from issuance of ordinary shares, net	—	33,508
Proceeds from exercise of stock options	166	59
Payments related to tax withholding for net-share settled equity awards	(27)	(428)
Net cash provided by financing activities	139	77,569
Net (decrease) increase in cash and cash equivalents	(18,184)	34,895
Cash and cash equivalents—beginning of period	122,490	57,510
Cash and cash equivalents—end of period	$104,306	$92,405
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$1,642

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

Liquidity

We believe that our cash resources of $104.3 million at March 31, 2019 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these financial statements.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. We plan to continue to fund our operations and capital funding needs through equity or debt financing along with revenues from Keveyis and royalty revenues from Macrilen. There can be no assurances, however, that additional funding will be available on terms acceptable to us.

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

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the consolidated financial statements.  Actual results could differ from those estimates. Results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

These unaudited consolidated financial statements should be read in conjunction with the accounting policies and notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission on February 27, 2019 (the “2018 Annual Report”). Our significant accounting policies are described in Note 2 of the notes to the audited consolidated financial statements included in our 2018 Annual Report. Since the date of those financial statements, there have been no changes to our significant accounting policies.

Royalty Revenues

Royalty revenues are from commercial sales of Macrilen by Novo Nordisk Healthcare AG, based on net sales.

Leases

We account for leases in accordance with Accounting Standards Codification Topic 842, Leases, (“ASC 842”). We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys to us the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) we have the right to control the use of the identified asset.

Operating leases where we are the lessee are included in Right of use (“ROU”) assets and Other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.

Key estimates and judgments include how we determined (1) the discount rate we use to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

The lease term for all of our leases includes the noncancellable period of the lease. Lease payments included in the measurement of the lease asset or liability comprise of our fixed payments

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date less any lease incentives received.

For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We monitor for events or changes in circumstances that require a reassessment of a lease. If a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

We have elected not to recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less. We recognize the lease payments associated with our short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with these leases are recognized and presented in the same manner as for all our other leases.

We adopted ASC 842 using a modified retrospective transition approach as of the effective date, as permitted by the amendments in ASU 2018-11, which provides an alternative modified retrospective transition method. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e., January 1, 2019). We have elected to adopt the package of transition practical expedients and, therefore, have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. We did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, we do not expect the amendments in ASU 2018-01: Land Easement Practical Expedient to have an effect on us because we do not enter into land easement arrangements.

Income and Expense from Field Services Agreement

For our field services agreement with NNI, our income and expense are being recorded as non-operating income and expense, respectively.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2019 and 2018, as they would be anti-dilutive:

	Three Months Ended
	March 31,
	2019	2018
Warrants	6,833,253	8,803,253
Stock options issued and outstanding	10,205,851	7,960,469
Unvested RSUs	758,850	173,400

Recent accounting pronouncements – not yet adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other:  Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for us beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact this new accounting guidance will have on our consolidated financial statements.

3. Revenue recognition

Product sales, net

We sell Keveyis to one specialty pharmacy provider (the “Customer”), who is the exclusive distributor of Keveyis in the United States.  The Customer subsequently resells Keveyis to patients,  most of whom are covered by payors that may provide for government-mandated or privately negotiated rebates with respect to the purchase of Keveyis.

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

Temporary Supply and Patient Assistance Programs: We provide free Keveyis to uninsured patients who satisfy pre-established criteria for either the Temporary Supply Program or the Patient Assistance Program.  Patients who meet the Temporary Supply Program eligibility criteria may receive a temporary supply of free Keveyis for no more than sixty days while there is a determination of the patient’s third-party insurance, prescription drug benefit or other third-party coverage for Keveyis.  The Patient Assistance Program provides free Keveyis for up to twelve months to uninsured patients who satisfy pre-established criteria for financial need.  We do not recognize any revenue related to these free products and the associated costs are classified in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss.

Royalty Revenues

Royalty revenues are from commercial sales of Macrilen by Novo Nordisk Healthcare AG, based on net sales.

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

We did not have any transfers between the different levels.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	As of March 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents	103,939	—	—	103,939
Total assets	$103,939	$—	$—	$103,939
Warrant liability	—	—	17,333	17,333
Total liabilities	$—	$—	$17,333	$17,333

	As of December 31, 2018
	Level I	Level II	Level III	Total
Cash equivalents	122,300	—	—	122,300
Total assets	$122,300	$—	$—	$122,300
Warrant liability	—	—	15,513	15,513
Total liabilities	$—	$—	$15,513	$15,513

The following table presents a reconciliation of our level 3 Warrant liability (in thousands):

March 31, 2019

Balance as of 12/31/2018	$15,513
Unrealized loss on fair value of warrants for the three months ended March 31, 2019	1,820
Balance as of 3/31/2019	$17,333

5. Intangible assets and goodwill

The following represents the balance of our intangible assets as follows (in thousands):

	As of March 31, 2019
	Beginning of Period	Additions	Sold	Amortization	End of Period
Keveyis	$30,132	$—	$—	$(1,256)	$28,876
Goodwill	7,256	—	—	—	7,256
Total	$37,388	$—	$—	$(1,256)	$36,132

	As of December 31, 2018
	Beginning of Period	Additions	Sold	Amortization	End of Period
Keveyis	$35,155	$—	$—	$(5,023)	$30,132
Macrilen	—	24,834	(22,670)	(2,164)	—
Goodwill	7,256	—	—	—	7,256
Total	$42,411	$24,834	$(22,670)	$(7,187)	$37,388

Our finite lived intangible assets consist of acquired developed product rights obtained from our acquisition of Keveyis (dichlorphenamide) from a subsidiary of Taro Pharmaceutical Industries Ltd. (“Taro”) .

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

We recorded amortization expense of $1.3 million and $1.8 for the three months ended March 31, 2019 and 2018, respectively

6. Accrued liabilities and other current liabilities

Accrued liabilities and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Supply agreement - current portion	$5,375	$1,638
Consulting and professional fees	2,659	4,145
Employee compensation	1,711	5,717
Accrued sales allowances	1,815	2,233
Accrued royalties	1,367	802
Accrued Taxes	1,193	535
Lease liability - current portion	326	—
Other	408	995
Total accrued liabilities	$14,854	$16,065

7. Commitments and contingencies

(a) Commitments to Taro Pharmaceuticals Industries Ltd.

In December 2016, we acquired the U.S. marketing rights to Keveyis (dichlorphenamide) from Taro. Under the terms of an asset purchase agreement, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017, and will pay an aggregate of $7.5 million in potential milestones upon the achievement of certain product sales targets. Taro has agreed to continue to manufacture Keveyis for us under an exclusive supply agreement through the orphan exclusivity period. We are obligated to purchase certain annual minimum amounts of product totaling approximately $29 million over a six-year period. As of March 31, 2019, our remaining obligation was $22.1 million. The supply agreement may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf. We are required to reimburse Taro for their royalty obligation resulting from their sale of Keveyis to us.

(b) Indemnifications

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

8. Leases

We lease office space under operating leases. Our leases have initial lease terms ranging from one to five years. Our lease agreements contain provisions for future rent increases.

As of March 31, 2019, future minimum commitments under facility operating leases were as follows (in thousands):

Operating
leases

2019	326
2020	470
2021	481
2022	492
2023	207
Total minimum lease payments	$1,976

The components of lease cost for the quarter ended March 31, 2019 are as follows (in thousands):

Three Months
Ended
March 31, 2019
Lease costs
Amortization of right of use assets	$110
Interest on lease liabilities	33
Total lease cost	$143

Amounts reported in the Consolidated Balance Sheets for leases where we are the lessee as of the quarter ended March 31, 2019 were as follows (in thousands):

March 31, 2019
Operating Leases
Right of use asset	$1,046
Lease liability	$1,690

Remaining lease term
Operating leases	4 years

Discount rate
Operating leases	7.69%

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

We recorded income tax expense of $0.7 million for the three months ended March 31, 2019, as a result of tax liability expected in connection with the intercompany transfer of intellectual property.

The global intangible low-taxed income tax and base erosion provisions are effective for taxable years beginning after December 31, 2017. We do not currently expect these provisions to have a material impact on our tax rate as we do not own any controlled foreign corporations and they are currently below the gross receipts threshold for purposes of the base erosion provisions.

10. Warrants

Warrants

Our outstanding warrants as of March 31, 2019 are as follows:

						Warrants
						Outstanding
		Exercise	Expiration	Warrants	Warrants	March 31,
	Classification	Price	Date	Issued	Exercised	2019
Warrants in connection with private equity placement	Liability	$2.50	6/28/2022	7,000,000	(1,970,000)	5,030,000
Warrants in connection with Horizon and Oxford loan agreement	Equity	$2.45	12/28/2026	428,571	(267,857)	160,714
Warrants in connection with CRG loan agreement	Equity	$7.37	7/14/2024	394,289	—	394,289
Warrants in connection with CRG loan amendment in January 2018	Equity	$10.00	1/16/2025	1,248,250	—	1,248,250
				9,071,110		6,833,253

11. Stock‑based compensation

Our board of directors has adopted the 2017 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards to new employees. The purpose of the Inducement Plan is to attract valued employees by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our ordinary shares by such employees. The Inducement Plan became effective on February 23, 2017. As of March 31, 2019, 738,953 shares are available for issuance pursuant to the Inducement Plan.

Our board of directors has adopted, and our shareholders have approved, the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options to our employees and any parent or subsidiary corporation’s employees, and for the grant of nonstatutory stock options, stock awards, and RSUs to our employees, directors and consultants and our parent or subsidiary corporations’ employees and consultants. The 2015 Plan became effective on September 3, 2015.  As of March 31, 2019, 262,168 shares are available for issuance pursuant to the 2015 Plan.

Our board of directors has adopted, and our shareholders have approved, the Non‑Employee Director Equity Compensation Plan (the “Non‑Employee Director Plan”). The Non‑Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and RSUs to our non‑employee directors. The Non‑Employee Director Plan became effective on September 3, 2015.  As of March 31, 2019, 272,151 shares are available for issuance pursuant to the Non‑Employee Director Plan.

A summary of our outstanding stock options as of March 31, 2019 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding—January 1, 2019	8,579,511	$7.35	7.57	$3,281
Granted	1,767,400	$4.70
Forfeited and cancelled	(101,332)	$6.31
Exercised	(39,728)	$4.19
Outstanding—March 31, 2019	10,205,851	$6.91	7.77	$5,385
Vested and exercisable—March 31, 2019	4,224,745	$8.63	6.25	$2,506

Included in the stock options outstanding at March 31, 2019 are unvested stock options to purchase 88,908 shares at a weighted average exercise price of $18.80 per share for which the vesting of certain tranches will accelerate if the fair value per share of our stock reaches $31.46. In addition, the options outstanding as of March 31, 2019 include 97,652 shares that vest upon a market appreciation event, so long as it occurs prior to the date specified in the applicable award agreement and 97,652 shares that will vest upon the one year anniversary of the market appreciation event. The market appreciation event, which had not yet occurred as of March 31, 2019, is defined as the last trading day in the period in which our closing stock price on each of 20 consecutive trading days reported on Nasdaq has been at least $30.14 or $33.66 for the respective grantee.

Stock‑based compensation expense

We recognized stock‑based compensation expense for employees and directors for stock options and RSUs as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Selling, general and administrative	$1,811	$1,280
Research and development	512	408
Total stock-based compensation	$2,323	$1,688

As of March 31, 2019, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, is $19.0 million, which we expect to recognize over an estimated weighted‑average period of 2.95 years.

In determining the estimated fair value of our service-based awards, we use the Black‑Scholes option‑pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment. The fair value of our service-based awards that were granted during the years was estimated with the following assumptions:

	Three Months Ended
	March 31,
	2019	2018
Expected term (in years)	6.09	6.08
Risk-free interest rate	2.47% - 2.61%	2.25% - 2.71%
Expected volatility	80.00% - 80.85%	85.00%
Dividend rate	—%	—%

Restricted stock units

Our board of directors have approved grants of RSUs to employees.  These RSUs vest two years from the date of issuance, provided that the employee is employed by us on such vesting date. All RSUs will fully vest upon a change of control of our company.  If and when the RSUs vest, we will issue one ordinary share for each whole RSU that has vested, subject to satisfaction of the executive’s tax withholding obligations. The RSUs will cease to be outstanding upon such issuance of ordinary shares. We recorded expense, which is included in the stock-based compensation table above, of $239,000 and $149,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the total unrecognized compensation expense related to unvested RSUs is $3.1 million, which we expect to recognize over an estimated weighted‑average period of 1.8 years.

A summary of our unvested RSUs as of March 31, 2019 is as follows:

Number of
Shares
Outstanding—January 1, 2019	143,100
Granted	634,000
Forfeited	(6,250)
Vested	(12,000)
Unvested—March 31, 2019	758,850

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes for the three months ended March 31, 2019 included elsewhere in this Quarterly Report on 10-Q (this “Quarterly Report”) and the audited financial statements and related notes for the year ended December 31, 2018 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Strongbridge” refer to Strongbridge Biopharma plc.

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

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report except as required by law. You should also read carefully the factors described in the “Risk Factors” section of our 2018 Annual Report and this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

Overview

We are a global, commercial-stage biopharmaceutical company focused on the development and commercialization of therapies for rare diseases with significant unmet needs.

Our first commercial product is Keveyis (dichlorphenamide), the first and only treatment approved by the U.S. Food and Drug Administration (“FDA”) for hyperkalemic, hypokalemic, and related variants of primary periodic paralysis (“PPP”), a group of rare hereditary disorders that cause episodes of muscle weakness or paralysis.

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

In December 2017, we received letters from the offices of U. S. Senators Amy Klobuchar, Susan Collins and Tammy Baldwin, and Senator Claire McCaskill, Ranking Member of the Homeland Security and Governmental Affairs Committee, that request information relating to the marketing and sales of Keveyis.  The letters request information principally relating to the pricing of Keveyis, among other things. We have cooperated with these voluntary requests for information.

Recent Developments

In March 2019, we conducted a Type C meeting with the Division of Metabolic and Endocrine Products (DMEP) of the FDA.  DMEP stated in its meeting minutes that the FDA generally requests that a sponsor conduct two adequate and well-controlled clinical studies for the proposed indication of a drug candidate under 21 CFR 314.126(b)(2). DMEP also noted that the FDA recognizes situations when a single trial may be sufficient. DMEP reiterated that the characteristics of an “adequate and well-controlled” investigation under 21 CFR 314.126 include the use of a control group (e.g., placebo concurrent control, dose-comparison concurrent control), randomization and evaluation of primary endpoints that directly measure clinical benefits, or supported by evidence of clinical benefit. For this reason, while DMEP indicated that it would consider, as a review issue, the adequacy of a New Drug Application (NDA) submission with data from the SONICS trial as the sole Phase 3 evidence supporting the efficacy of RECORLEV, DMEP nonetheless recommended that we complete the LOGICS trial (which is double-blinded, randomized and placebo-controlled) and include the results from the LOGICS trial in addition to data from the SONICS trial in our NDA submission. We currently expect to receive LOGICS top-line data by the end of the first quarter of 2020 (compared to our prior projection of the end of 2019) and submit an NDA for Recorlev in the third quarter of 2020 that will include data from each of the SONICS and LOGICS trials. In addition, the DMEP stated in its meeting minutes that our clinical pharmacology program for Recorlev, as described to them, appears reasonable to support an NDA filing for Recorlev provided that the data generated are found to be suitable.

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

Royalty Revenues

Royalty revenues are from commercial sales of Macrilen by Novo Nordisk Healthcare AG, based on net sales.

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

We expense all research and development costs as incurred. Clinical development expenses for our product candidates are a significant component of our current research and development expenses as we progress our product candidates into and through clinical trials. Product candidates in later stages of clinical development generally have higher research and development costs than those in earlier stages of development, primarily due to increased size and duration of the clinical trials. We recognize costs for each grant project, preclinical study or clinical trial that we conduct based on our evaluation of the progress to completion, including the use of information and data provided to us by clinical sites and our external research and development vendors.

We expect our research and development expenses to increase in absolute dollars in the future as we continue to in‑license or acquire product candidates and as we advance our existing and any future product candidates into and through clinical trials and pursue regulatory approval to market our product candidates. The process of conducting the necessary clinical research to obtain regulatory marketing approval of a product candidate is costly and time consuming. The probability that any of our product candidates receives regulatory marketing approval and eventually is able to generate revenue depends on a variety of factors, including the quality of our product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. As a result of these uncertainties, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates, if approved. We may never succeed in achieving regulatory approval for any of our product candidates.

We do not allocate personnel‑related research and development costs, including stock‑based compensation or other indirect costs, to specific programs, as they are deployed across multiple projects under development.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amortization of our product rights to Keveyis. This intangible asset is being amortized over an eight-year period using the straight-line method.

Other Income (Expense), Net

Other income (expense), net, consists of unrealized loss on the remeasurement of the fair value of warrant liability, interest income generated from our cash and cash equivalents, foreign exchange gains and losses and gains and losses on investments. We record income and expenses relating to NNI service agreement to fund the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen in the United States, for a period of three years beginning January 2019.

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

We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018.

The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,		Change
	2019	2018	$
	(in thousands)
Revenues:
Net product sales	$4,333	$3,870	$463
Royalty revenues	10	—	10
Total revenues	4,343	3,870	473

Cost and operating expenses:
Cost of sales (excluding amortization of intangible assets)	$813	$667	$146
Selling, general and administrative	12,100	12,362	(262)
Research and development	6,583	4,881	1,702
Amortization of intangible assets	1,256	1,769	(513)
Total cost and expenses	20,752	19,679	1,073
Operating loss	(16,409)	(15,809)	(600)
Other expense, net	(1,348)	(12,914)	11,566
Loss before income taxes	(17,757)	(28,723)	10,966
Income tax expense	(677)	—	(677)
Net loss	$(18,434)	$(28,723)	$10,289

Revenues and Cost of Sales

Net product sales were $4.3 million, and cost of sales were $0.8 million for the three months ended March 31, 2019, an increase of $0.5 million and $0.1 million, respectively, compared to the three months ended March 31, 2018. The increase is due to an increase in sales volume for Keveyis.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses during the three month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Change
	2019	2018	$
	(in thousands)
Compensation and other personnel costs	$5,863	$5,572	$291
Outside professional and consulting services	4,160	5,241	(1,081)
Stock-based compensation expense	1,811	1,280	531
Facility costs	266	269	(3)
Total selling, general and administrative expenses	$12,100	$12,362	$(262)

Selling, general and administrative expenses were $12.1 million for the three months ended March 31, 2019, a decrease of $0.3 million compared to the three months ended March 31, 2018. Compensation and other personnel costs increased by $0.3 million during the three months ended March 31, 2019,  primarily due to increased headcount.  Outside professional and consulting services decreased $1.1 million during the three months ended March 31, 2019, primarily due to Macrilen launch preparation activities in the first quarter of 2018 that were conducted prior to the launch of Macrilen in July 2018.

Research and Development Expenses

The following table summarizes our research and development expenses during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Change
	2019	2018	$
	(in thousands)
Product development and supporting activities	$4,735	$3,223	$1,512
Compensation and other personnel costs	1,336	1,250	86
Stock-based compensation expense	512	408	104
Total research and development expenses	$6,583	$4,881	$1,702

Research and development expenses were $6.6 million for the three months ended March 31, 2019, an increase of $1.7 million compared to the three months ended March 31, 2018. The $1.5 million increase in expenses for product development and supporting activities was primarily due to additional clinical development expenses for Recorlev and life cycle management activities for Keveyis.

Amortization of Intangible Assets

Amortization of intangible assets was $1.3 million, a decrease of $0.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due to the prior year including amortization for our Macrilen intangible asset.

Other Income (Expense), Net

The following table summarizes our other income (expense), net, during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Change
	2019	2018	$
	(in thousands)
Income from field services agreement	2,016	—	2,016
Expense from field services agreement	(2,229)	—	(2,229)
Unrealized loss on fair value of warrants	$(1,820)	$(9,700)	$7,880
Interest expense	—	(2,874)	2,874
Loss on extinguishment of debt	—	(500)	500
Other income, net	685	160	525
Total other expense, net	$(1,348)	$(12,914)	$11,566

Other expense, net, decreased by $11.6 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  The decrease was primarily due to a $7.9 million change in the unrealized gain on the fair value of our warrant liability in 2019, offset in part by a decrease of $2.9 million increase in interest expense. We incurred $2.2 million of expenses relating to our field based service agreement with NNI offset by $2.0 million of income recorded for the services.

Income Tax

We recorded income tax expense of $0.7 million for the three months ended March 31, 2019, as a result of tax liability expected in connection with the intercompany transfer of intellectual property.

Cash Flows

Comparison for the Three Months Ended March 31, 2019 and 2018:

	Three Months Ended
	March 31
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(18,308)	$(18,019)
Investing activities	(15)	(24,655)
Financing activities	139	77,569
Net (decrease) increase in cash and cash equivalents	(18,184)	34,895

Operating Activities

Net cash used in operating activities was $18.3 million for the three months ended March 31, 2019 compared to $18.0 million for the three months ended March 31, 2018.

Investing Activities

The decrease in net cash used in investing activities resulted from the $24.7 million payment made to Aeterna Zentaris GmbH in 2018 for our acquisition of Macrilen and other expenses incurred with the acquisition.

Financing Activities

The decrease in net cash provided by financing activities resulted primarily from our receipt of $44.9 million in proceeds from the amendment to our senior credit facility with CRG Servicing LLC (“CRG”) and $33.5 million in proceeds from our issuance of ordinary shares for the three months ended March 31, 2018.

Liquidity and Capital Resources

We believe that our cash resources of $104.3 million at March 31, 2019 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these financial statements.

Cash used to fund operating expenses is affected by the timing of when we are invoiced by our vendors, as reflected in the change in our outstanding accounts payable and accrued expenses set forth in the financial statements, included in this Quarterly Report.

Our future funding requirements will depend on many factors, including the following:

•	the amount of revenue that we receive from sales of Keveyis and royalty revenues from Macrilen;
•	the cost and timing of establishing sales, marketing, distribution and administrative capabilities;
•	the scope, rate of progress, results and cost of our clinical trials testing and other related activities for Recorlev and veldoreotide;

•	the number and characteristics of product candidates that we pursue, including any additional product candidates we may in‑license or acquire;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•	the cost, timing and outcomes of regulatory approvals;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any required milestone and royalty payments thereunder; and
•	the emergence of competing technologies and their achieving commercial success before we do or other adverse market developments.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. We plan to continue to fund our operations and capital funding needs through equity or debt financing along with revenues from Keveyis and royalty revenues from Macrilen. There can be no assurances, however, that additional funding will be available on terms acceptable to us.

Off‑Balance Sheet Arrangements

We do not have variable interests in variable interest entities or any off‑balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2019 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

The risks described in Item 1A. Risk Factors of our 2018 Annual Report could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in our 2018 Annual Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.  The following is an update to our risk factors.

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

•

the data collected from clinical trials of our product candidates may not be sufficient to support a finding that has statistical significance or clinical meaningfulness or support the submission of an NDA or other submission, or to obtain regulatory approval in the United States or elsewhere;

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

In March 2019, we conducted a Type C meeting with the Division of Metabolic and Endocrine Products (DMEP) of the FDA.  DMEP stated in its meeting minutes that the FDA generally requests that a sponsor conduct two adequate and well-controlled clinical studies for the proposed indication of a drug candidate under 21 CFR 314.126(b)(2).  DMEP also noted that the FDA recognizes situations when a single trial may be sufficient.  DMEP reiterated that the characteristics of an “adequate and well-controlled” investigation under 21 CFR 314.126 include the use of a control group (e.g., placebo concurrent control, dose-comparison concurrent control), randomization and evaluation of primary endpoints that directly measure clinical benefits, or supported by evidence of clinical benefit. For this reason, while DMEP indicated that it would consider, as a review issue, the adequacy of an NDA submission with data from the SONICS trial as the sole Phase 3 evidence supporting the efficacy of RECORLEV, DMEP nonetheless recommended that we complete the LOGICS trial (which is double-blinded, randomized and placebo-controlled) and include the results from the LOGICS trial in addition to data from the SONICS trial in our NDA submission.  We currently expect to receive LOGICS top-line data by the end of the first quarter of 2020 (compared to our prior projection of the end of 2019) and submit an NDA for Recorlev in the third quarter of 2020 that will include data from each of the SONICS and LOGICS trials.  In addition, the DMEP stated in its meeting minutes that our clinical pharmacology program for Recorlev, as described to them, appears reasonable to support an NDA filing for Recorlev provided that the data generated are found to be suitable.

In addition, following FDA consultation, we have determined that the 505(b)(2) approval pathway, which permits an NDA applicant to rely on data from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference, is the appropriate pathway for a Recorlev NDA.  We intend to rely on published literature and the FDA’s prior findings concerning the safety and/or effectiveness of ketoconazole in our NDA for Recorlev and on similar processes in other jurisdictions.  There can be no assurances, however, that the 505(b)(2) approval pathway in the United States, or similar approval pathways outside of the United States, will be available for Recorlev or that the FDA or other regulatory authorities will approve Recorlev through an application based on such pathways.

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

Date: May 1, 2019