Form 10-Q
period 2019-06-30
Strongbridge Biopharma plc
filed 2019-07-31
CIK 1634432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

900 Northbrook Drive

Suite 200

Trevose, PA 19053

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: +1 610‑254‑9200

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Ordinary shares, par value $0.01 per share	SBBP	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 29, 2019, there were 54,186,268 ordinary shares of the registrant issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRONGBRIDGE BIOPHARMA plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$86,167	$122,490
Accounts receivable	6,343	1,626
Inventory	3,218	3,946
Prepaid expenses and other current assets	2,454	4,236
Total current assets	98,182	132,298
Property and equipment, net	291	294
Right of use assets, net	934	—
Intangible asset, net	27,621	30,132
Goodwill	7,256	7,256
Other assets	872	305
Total assets	$135,156	$170,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,469	$1,184
Accrued liabilities and other current liabilities	17,035	16,065
Total current liabilities	18,504	17,249
Warrant liability	8,636	15,513
Supply agreement liability, noncurrent	15,454	24,568
Other long-term liabilities	1,273	—
Total liabilities	43,867	57,330
Commitments and contingencies (Note 7)
Stockholders’ equity:
Deferred shares, $1.098 par value, 40,000 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018	44	44
Ordinary shares, $0.01 par value, 600,000,000 shares authorized at June 30, 2019 and December 31, 2018; 54,186,268 and 54,122,074 shares issued and outstanding at June 30, 2019 and December 31, 2018	542	541
Additional paid-in capital	328,416	323,402
Accumulated deficit	(237,713)	(211,032)
Total stockholders’ equity	91,289	112,955
Total liabilities and stockholders’ equity	$135,156	$170,285

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Revenues:
Net product sales	$6,073	$4,296	$10,406	$8,166
Royalty revenues	6	—	16	—
Total revenues	6,079	4,296	10,422	8,166

Cost and expenses:
Cost of sales (excluding amortization of intangible assets)	$1,022	$753	$1,835	$1,420
Selling, general and administrative	12,182	15,210	24,282	27,572
Research and development	8,739	5,453	15,322	10,334
Amortization of intangible assets	1,255	1,872	2,511	3,641
Total cost and expenses	23,198	23,288	43,950	42,967
Operating loss	(17,119)	(18,992)	(33,528)	(34,801)
Other income, net:
Income from field services agreement	1,725	—	3,741	—
Expense from field services agreement	(1,758)	—	(3,987)	—
Unrealized gain on fair value of warrants	8,697	19,017	6,877	9,317
Interest expense	—	(3,289)	—	(6,163)
Loss on extinguishment of debt	—	—	—	(500)
Other income, net	608	342	1,293	502
Total other income, net	9,272	16,070	7,924	3,156
Loss before income taxes	(7,847)	(2,922)	(25,604)	(31,645)
Income tax expense	(400)	(1)	(1,077)	(1)
Net loss	$(8,247)	$(2,923)	(26,681)	(31,646)

Net loss attributable to ordinary shareholders:
Basic	$(8,247)	$(2,923)	$(26,681)	$(31,646)
Diluted	$(16,944)	$(21,940)	$(33,558)	$(40,963)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.15)	$(0.06)	$(0.49)	$(0.69)
Diluted	$(0.30)	$(0.43)	$(0.60)	$(0.81)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders:
Basic	54,175,731	45,829,600	54,165,439	45,728,793
Diluted	55,781,078	50,437,716	56,262,936	50,363,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

					Additional		Total
	Ordinary Shares		Deferred Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance—March 31, 2018	45,531,827	$455	40,000	$44	$272,960	$(271,606)	$1,853
Net loss	—	—	—	—	—	(2,923)	(2,923)
Stock-based compensation	—	—	—	—	1,985	—	1,985
Ordinary shares issued, net of shares withheld for employee taxes	2,826	—	—	—	(13)	—	(13)
Exercise of stock options	2,838	*	—	—	—	—	*
Issuance of shares in connection with at-the-market facility, net of costs	1,172,557	12	—	—	7,949	—	7,961
Balance—June 30, 2018	46,710,048	$467	40,000	$44	$282,881	$(274,529)	$8,863

Balance—December 31, 2017	40,149,812	$401	40,000	$44	$230,524	$(242,883)	$(11,914)
Net loss	—	—	—	—	—	(31,646)	(31,646)
Stock-based compensation	—	—	—	—	3,673	—	3,673
Issuance of shares, net of offering costs	5,255,683	53	—	—	33,455	—	33,508
Ordinary shares issued, net of shares withheld for employee taxes	91,989	1	—	—	(442)	—	(441)
Exercise of stock options	40,007	*	—	—	59	—	59
Issuance of shares in connection with at-the-market facility, net of costs	1,172,557	12	—	—	7,949	—	7,961
Issuance of warrants related to loan agreements	—	—	—	—	7,663	—	7,663
Balance—June 30, 2018	46,710,048	$467	40,000	$44	$282,881	$(274,529)	$8,863

Balance—March 31, 2019	54,167,948	$542	40,000	$44	$325,863	$(229,466)	$96,983
Net loss	—	—	—	—	—	(8,247)	(8,247)
Stock-based compensation	—	—	—	—	2,572	—	2,572
Exercise of stock options	4,113	*	—	—	12	—	12
Ordinary shares issued, net of shares withheld for employee taxes	14,207	*	—	—	(31)	—	(31)
Balance—June 30, 2019	54,186,268	$542	40,000	$44	$328,416	$(237,713)	$91,289

Balance—December 31, 2018	54,122,074	$541	40,000	$44	$323,402	$(211,032)	$112,955
Net loss	—	—	—	—	—	(26,681)	(26,681)
Stock-based compensation	—	—	—	—	4,895	—	4,895
Exercise of stock options	43,841	1	—	—	178	—	179
Ordinary shares issued, net of shares withheld for employee taxes	20,353	*	—	—	(59)	—	(59)
Balance—June 30, 2019	54,186,268	$542	40,000	$44	$328,416	$(237,713)	$91,289

* Represents an amount less than $1.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,681)	$(31,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(6,877)	(9,317)
Stock-based compensation	4,895	3,673
Amortization of intangible assets	2,511	3,641
Interest and related guarantee fees paid in kind	—	1,813
Amortization of debt discounts and debt issuance costs	—	697
Loss on extinguishment of debt	—	500
Depreciation	36	10
Changes in operating assets and liabilities:
Accounts receivable	(4,717)	(792)
Inventory	393	(675)
Prepaid expenses and other current assets	1,782	(1,870)
Other assets	(1,166)	368
Accounts payable	285	1,164
Accrued liabilities and other liabilities	(6,872)	(114)
Net cash used in operating activities	(36,411)	(32,548)
Cash flows from investing activities:
Payment for acquisitions	—	(24,655)
Purchases of property and equipment	(33)	(310)
Net cash used in investing activities	(33)	(24,965)
Cash flows from financing activities:
Proceeds from long-term debt, net	—	44,930
Payment for loss on extinguishment of debt	—	(500)
Proceeds from issuance of ordinary shares, net	—	33,508
Proceeds from issuance of ordinary shares in connection with at-the-market offering	—	7,961
Proceeds from exercise of stock options	180	59
Payments related to tax withholding for net-share settled equity awards	(59)	(441)
Net cash provided by financing activities	121	85,517
Net (decrease) increase in cash and cash equivalents	(36,323)	28,004
Cash and cash equivalents—beginning of period	122,490	57,510
Cash and cash equivalents—end of period	$86,167	$85,514
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$3,501

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

Liquidity

We believe that our cash resources of $86.2 million at June 30, 2019 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these unaudited consolidated financial statements.

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

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the consolidated financial statements.  Actual results could differ from those estimates. Results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

The lease term for all of our leases includes the noncancellable period of the lease. Lease payments included in the measurement of the lease asset or liability are comprised of our fixed payments

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date less any lease incentives received.

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

We adopted ASC 842 using a modified retrospective transition approach as of the effective date, as permitted by the amendments in ASU 2018-11. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e., January 1, 2019). We have elected to adopt the package of transition practical expedients and, therefore, have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. We did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, we do not expect the amendments in ASU 2018-01: Land Easement Practical Expedient to have an effect on us because we do not enter into land easement arrangements.

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

Net loss per share

Basic net loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss attributable to shareholders by the weighted‑average number of ordinary shares outstanding for the period, including any dilutive effect from outstanding stock options or other equity-based awards. Shares used in the diluted net loss per share calculations exclude anti‑dilutive ordinary share equivalents, which currently consist of outstanding stock options, unvested restricted stock units (“RSUs”) and equity-classified warrants.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2019 and 2018, as they would be anti-dilutive:

	June 30,
	2019	2018
Warrants	1,803,253	1,803,253
Stock options issued and outstanding	10,241,158	8,661,560
Unvested RSUs	964,850	173,400

Recent accounting pronouncements – not yet adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other:  Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for us beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect any impact from this standard.

3. Revenue recognition

Product sales, net

We sell Keveyis to one specialty pharmacy provider (the “Customer”), who is the exclusive distributor of Keveyis in the United States.  The Customer subsequently resells Keveyis to patients,  most of whom are covered by payors that may provide for government-mandated or privately negotiated rebates with respect to the purchase of Keveyis.

Revenues from sales of Keveyis are recognized when we satisfy a performance obligation by transferring control of the product to the Customer. Transfer of control occurs upon receipt of the product by the Customer.  We expense incremental costs related to the set-up of contracts with the Customer when incurred, as these costs do not meet the criteria for capitalization.

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

Trade Discount: We provide the Customer with a discount that is explicitly stated in our contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we receive sales order management, data and distribution services from the Customer. To the extent the services received are distinct from our sale of Keveyis to the Customer, these payments are classified in selling, general and administrative expenses in our consolidated statement of operations and comprehensive loss.

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

Royalty Revenues

Royalty revenues are from commercial sales of Macrilen by Novo, based on net sales.

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

We did not have any transfers between the different levels.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	As of June 30, 2019
	Level I	Level II	Level III	Total
Cash equivalents	85,759	—	—	85,759
Total assets	$85,759	$—	$—	$85,759
Warrant liability	—	—	8,636	8,636
Total liabilities	$—	$—	$8,636	$8,636

	As of December 31, 2018
	Level I	Level II	Level III	Total
Cash equivalents	122,300	—	—	122,300
Total assets	$122,300	$—	$—	$122,300
Warrant liability	—	—	15,513	15,513
Total liabilities	$—	$—	$15,513	$15,513

The following table presents a reconciliation of our level 3 Warrant liability (in thousands):

As of June 30, 2019
Balance as of December 31, 2018	$15,513
Unrealized gain on fair value of warrants for the six months ended June 30, 2019	(6,877)
Balance as of June 30, 2019	$8,636

5. Intangible assets and goodwill

The following represents the balance of our intangible assets as follows (in thousands):

	As of June 30, 2019
	Beginning of Period	Amortization	End of Period
Keveyis	$30,132	$(2,511)	$27,621
Goodwill	7,256	—	7,256
Total	$37,388	$(2,511)	$34,877

Our finite lived intangible assets consist of acquired developed product rights obtained from our acquisition of Keveyis (dichlorphenamide) from a subsidiary of Taro Pharmaceutical Industries Ltd. (“Taro”) .

Pursuant to the terms of the Asset Purchase Agreement and Supply Agreement that we entered into with Taro in December 2016, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017.  We concluded that the supply price payable by us exceeds fair value and, therefore, used a discounted cash flow method with a probability assumption to value the payments in excess of fair value at $29.3 million, for which we have recorded an intangible asset and corresponding liability. This liability will be reduced as we purchase inventory over the term of the Supply Agreement that we entered into with Taro in December 2016.  In addition, we incurred transaction costs of $2.4 million. The overall recording of the transaction resulted in the recording of an intangible asset of $40.2 million. This asset is being amortized over an eight-year period using the straight-line method.

We recorded amortization expense of $1.3 million and $2.5 million for the three and six months ended June 30, 2019, respectively, compared to $1.9 million and $3.6 million for the three and six months ended June 30, 2018, respectively.

6. Accrued liabilities and other current liabilities

Accrued liabilities and other current liabilities consist of the following (in thousands):

	June 30,	December 31,

	2019	2018
Supply agreement - current portion	$5,375	$1,638
Consulting and professional fees	4,077	4,145
Employee compensation	2,816	5,717
Accrued sales allowances	1,863	2,233
Accrued taxes	1,596	535
Accrued royalties	577	802
Lease liability - current portion	330	—
Other	401	995
Total accrued liabilities	$17,035	$16,065

7. Commitments and contingencies

(a) Commitments to Taro Pharmaceuticals Industries Ltd.

In December 2016, we acquired the U.S. marketing rights to Keveyis (dichlorphenamide) from Taro. Under the terms of an Asset Purchase Agreement, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017, and will pay an aggregate of $7.5 million in potential milestones upon the achievement of certain product sales targets. Taro has agreed to continue to manufacture Keveyis for us under an exclusive supply agreement through the orphan exclusivity period. We are obligated to purchase certain annual minimum amounts of product totaling approximately $29 million over a six-year period. As of June 30, 2019, our remaining obligation was $22.1 million. Our Supply Agreement with Taro may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf. We are also required to reimburse Taro for their royalty obligation resulting from their sale of Keveyis to us.

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

As of June 30, 2019, future minimum commitments under facility operating leases were as follows (in thousands):

Operating
leases

2019	207
2020	470
2021	481
2022	492
2023	207
Total minimum lease payments	$1,857

The components of lease cost for the quarter ended June 30, 2019 are as follows (in thousands):

Six Months
Ended
June 30, 2019
Lease costs
Amortization of right of use assets	$221
Interest on lease liabilities	64
Total lease cost	$285

Amounts reported in the Consolidated Balance Sheets for leases where we are the lessee as of June 30, 2019 were as follows (in thousands):

June 30, 2019
Operating Leases
Right of use asset	$934
Lease liability	$1,603

Remaining lease term
Operating leases	4 years

Discount rate
Operating leases	7.69%

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

We recorded income tax expense of $1.1 million for the six months ended June 30, 2019 and $0.4 million for the three months ended June 30, 2019, as a result of tax liability expected in connection with the intercompany transfer of intellectual property.

The global intangible low-taxed income tax and base erosion provisions are effective for taxable years beginning after December 31, 2017. We do not currently expect these provisions to have a material impact on our tax rate as we do not own any controlled foreign corporations and they are currently below the gross receipts threshold for purposes of the base erosion provisions.

10. Warrants

Warrants

Our outstanding warrants as of June 30, 2019 are as follows:

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

11. Stock‑based compensation

Our board of directors has adopted the 2017 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards to new employees. The purpose of the Inducement Plan is to attract valued employees by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our ordinary shares by such employees. The Inducement Plan became effective on February 23, 2017. As of June 30, 2019, 688,887 shares are available for issuance pursuant to the Inducement Plan.

Our board of directors has adopted, and our shareholders have approved, the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options to our employees and any parent or subsidiary corporation’s employees, and for the grant of nonstatutory stock options, stock awards, and RSUs to our employees, directors and consultants and our parent or subsidiary corporations’ employees and consultants. The 2015 Plan became effective on September 3, 2015.  As of June 30, 2019, 274,542 shares are available for issuance pursuant to the 2015 Plan.

Our board of directors has adopted, and our shareholders have approved, the Non‑Employee Director Equity Compensation Plan (the “Non‑Employee Director Plan”). The Non‑Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and RSUs to our non‑employee directors. The Non‑Employee Director Plan became effective on September 3, 2015.  As of June 30, 2019, 32,151 shares are available for issuance pursuant to the Non‑Employee Director Plan.

A summary of our outstanding stock options as of June 30, 2019 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding—January 1, 2019	8,579,511	$7.35	7.57	$3,281
Granted	1,989,900	$4.52
Forfeited and cancelled	(284,412)	$6.07
Exercised	(43,841)	$4.12
Outstanding—June 30, 2019	10,241,158	$6.85	7.55	$469
Vested and exercisable—June 30, 2019	5,004,978	$8.31	6.39	$224

Stock‑based compensation expense

We recognized stock‑based compensation expense for employees and directors for stock options and RSUs as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Selling, general and administrative	$1,966	$1,521	$3,764	$2,801
Research and development	606	464	1,131	872
Total stock-based compensation	$2,572	$1,985	$4,895	$3,673

As of June 30, 2019, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, is $16.9 million, which we expect to recognize over an estimated weighted‑average period of 2.82 years.

In determining the estimated fair value of our service-based awards, we use the Black‑Scholes option‑pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment. The fair value of our service-based awards that were granted during the years was estimated with the following assumptions:

	Six Months Ended
	June 30,
	2019	2018
Expected term (in years)	6.10	6.12
Risk-free interest rate	1.98% - 2.61%	2.25% - 2.96%
Expected volatility	78.70% - 80.85%	78.19% - 85%
Dividend rate	—%	—%

Restricted stock units

Our board of directors have approved grants of RSUs to employees.  These RSUs vest two years from the date of issuance, provided that the employee is employed by us on such vesting date. All RSUs will fully vest upon a change of control of our company.  If and when the RSUs vest, we will issue one ordinary share for each whole RSU that has vested, subject to satisfaction of the executive’s tax withholding obligations. The RSUs will cease to be outstanding upon such issuance of ordinary shares. We recorded expense, which is included in the stock-based compensation table above, of $533,000 and $115,000 for the three months ended June 30, 2019 and 2018, respectively, and $771,000 and $264,000 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the total unrecognized compensation expense related to unvested RSUs is $3.2 million, which we expect to recognize over an estimated weighted‑average period of 1.4 years.

A summary of our unvested RSUs as of June 30, 2019 is as follows:

Number of
Shares
Outstanding—January 1, 2019	143,100
Granted	891,000
Forfeited	(32,250)
Vested	(37,000)
Unvested—June 30, 2019	964,850

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes for the three and six months ended June 30, 2019 included elsewhere in this Quarterly Report on 10-Q (this “Quarterly Report”) and the audited financial statements and related notes for the year ended December 31, 2018 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Strongbridge” refer to Strongbridge Biopharma plc.

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

In December 2017, we received letters from the offices of U. S. Senators Amy Klobuchar, Susan Collins and Tammy Baldwin, and Senator Claire McCaskill, Ranking Member of the Homeland Security and Governmental Affairs Committee, that requested information relating to the marketing and sales of Keveyis principally relating to the pricing of Keveyis. We have cooperated with these voluntary requests for information, as well as additional follow-up requests in 2018.

Recent Developments

In March 2019, we conducted a Type C meeting with the Division of Metabolic and Endocrine Products (DMEP) of the FDA.  DMEP stated in its meeting minutes that the FDA generally requests that a sponsor conduct two adequate and well-controlled clinical studies for the proposed indication of a drug candidate under 21 CFR 314.126(b)(2). DMEP also noted that the FDA recognizes situations when a single trial may be sufficient. DMEP reiterated that the characteristics of an “adequate and well-controlled” investigation under 21 CFR 314.126 include the use of a control group (e.g., placebo concurrent control, dose-comparison concurrent control), randomization and evaluation of primary endpoints that directly measure clinical benefits, or supported by evidence of clinical benefit. For this reason, while DMEP indicated that it would consider, as a review issue, the adequacy of a New Drug Application (NDA) submission with data from the SONICS trial as the sole Phase 3 evidence supporting the efficacy of RECORLEV, DMEP nonetheless recommended that we complete the LOGICS trial (which is double-blinded, randomized and placebo-controlled) and include the results from the LOGICS trial in addition to data from the SONICS trial in our NDA submission. We currently expect to receive LOGICS top-line data at the end of the first quarter of 2020 and, if supported by the data, submit an NDA for Recorlev in the third quarter of 2020 that will include data from each of the SONICS and LOGICS trials. In addition, the DMEP stated in its meeting minutes that our clinical pharmacology program for Recorlev, as described to them, appears reasonable to support an NDA filing for Recorlev provided that the data generated are found to be suitable.

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

Royalty Revenues

Royalty revenues are from commercial sales of Macrilen by Novo, based on net sales.

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
•

expenses incurred under our agreements with contract research organizations, clinical sites, contract laboratories, medical institutions and consultants that plan and conduct our preclinical studies and clinical trials, including, in the case of consultants, stock‑based compensation;

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

Other Income, Net

Other income, net, consists of unrealized loss on the remeasurement of the fair value of warrant liability, interest income generated from our cash and cash equivalents, foreign exchange gains, losses and gains and losses on investments. We record income and expenses relating to NNI service agreement to fund the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen in the United States, for a period of three years beginning December 2018.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018.

The following table sets forth our results of operations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2019	2018		$2019	2018	$
	(in thousands)			(in thousands)
Revenues:
Net product sales	$6,073	$4,296	$1,777	$10,406	$8,166	$2,240
Royalty revenues	6	—	6	16	—	16
Total revenues	6,079	4,296	1,783	10,422	8,166	2,256

Cost and operating expenses:
Cost of sales (excluding amortization of intangible assets)	$1,022	$753	$269	$1,835	$1,420	$415
Selling, general and administrative	12,182	15,210	(3,028)	24,282	27,572	(3,290)
Research and development	8,739	5,453	3,286	15,322	10,334	4,988
Amortization of intangible assets	1,255	1,872	(617)	2,511	3,641	(1,130)
Total cost and expenses	23,198	23,288	(90)	43,950	42,967	983
Operating loss	(17,119)	(18,992)	1,873	(33,528)	(34,801)	1,273
Other income, net	9,272	16,070	(6,798)	7,924	3,156	4,768
Loss before income taxes	(7,847)	(2,922)	(4,925)	(25,604)	(31,645)	6,041
Income tax expense	(400)	(1)	(399)	(1,077)	(1)	(1,076)
Net loss	$(8,247)	$(2,923)	$(5,324)	$(26,681)	$(31,646)	$4,965

Revenues and Cost of Sales

Net revenue was $6.1 million and cost of sales were $1.0 million for the three months ended June 30, 2019, an increase of $1.8 million and $0.3 million, respectively, compared to the three months ended June 30, 2018. The increase was due to the continued sales growth of Keveyis, which was launched in April 2017.

Net revenue was $10.4 million and cost of sales were $1.8 million for the six months ended June 30, 2019, an increase of $2.2 million and $0.4 million, respectively, compared to the six months ended June 30, 2018. The increase is was to the continued sales growth of Keveyis, which was launched in April 2017.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2019	2018		$2019	2018	$
	(in thousands)			(in thousands)
Compensation and other personnel costs	$6,133	$6,443	$(310)	$11,996	$12,015	$(19)
Outside professional and consulting services	3,841	7,039	(3,198)	8,001	12,280	(4,279)
Stock-based compensation expense	1,981	1,521	460	3,792	2,801	991
Facility costs	227	207	20	493	476	17
Total selling, general and administrative expenses	$12,182	$15,210	$(3,028)	$24,282	$27,572	$(3,290)

Selling, general and administrative expenses were $12.2 million for the three months ended June 30, 2019, a decrease of $3.0 million compared to the three months ended June 30, 2018. Outside professional and consulting services decreased $3.2 million during the three months ended June 30, 2019, primarily due to Macrilen launch preparation activities during the three months ended June 30, 2018 in connection with the launch of Macrilen in July 2018.

Selling, general and administrative expenses were $24.3 million for the six months ended June 30, 2019, a decrease of $3.3 million compared to the six months ended June 30, 2018.  Outside professional and consulting services decreased $4.3 million during the six months ended June 30, 2019, primarily due to Macrilen pre-launch preparation activities in the first half of 2018.

Research and Development Expenses

The following table summarizes our research and development expenses during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2019	2018		$2019	2018	$
	(in thousands)			(in thousands)
Product development and supporting activities	$6,652	$3,828	$2,824	$11,387	$7,051	$4,336
Compensation and other personnel costs	1,495	1,162	333	2,831	2,412	419
Stock-based compensation expense	592	463	129	1,104	871	233
Total research and development expenses	$8,739	$5,453	$3,286	$15,322	$10,334	$4,988

Research and development expenses were $8.7 million for the three months ended June 30, 2019, an increase of $3.3 million compared to the three months ended June 30, 2018. The $2.8 million increase in expenses for product development and supporting activities was primarily due to additional clinical development expenses for Recorlev.

Research and development expenses were $15.3 million for the six months ended June 30, 2019, an increase of $5.0 million compared to the six months ended June 30, 2018. The $4.3 million increase in expenses for product development and supporting activities was primarily due to additional clinical development expenses for Recorlev.

Amortization of Intangible Assets

Amortization of intangible assets was $1.3 million and $2.5 million for the three and six months ended June 30, 2019, respectively, a decrease of $0.6 million and $1.1 million respectively, due to the prior year including amortization the intangible asset related to Macrilen, the rights to which we sold in December 2018.

Other Income, Net

The following table summarizes our other income, net, during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2019	2018		$2019	2018	$
	(in thousands)			(in thousands)
Income from field services agreement	$1,725	$—	$1,725	$3,741	$—	$3,741
Expense from field services agreement	(1,758)	—	(1,758)	(3,987)	—	(3,987)
Unrealized gain on fair value of warrants	8,697	19,017	(10,320)	6,877	9,317	(2,440)
Interest expense	—	(3,289)	3,289	—	(6,163)	6,163
Loss on extinguishment of debt	—	—	—	—	(500)	500
Other income, net	608	342	266	1,293	502	791
Total other income, net	$9,272	$16,070	$(6,798)	$7,924	$3,156	$4,768

Other income, net, decreased by $6.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.  The decrease was primarily due to a $10.3 million change in the unrealized gain on the fair value of our warrant liability in 2019, offset in part by a $3.3 million change  in interest expense in 2019. In addition, during 2019, we incurred $1.8 million of expenses relating to our field-based service agreement with NNI and recorded  $1.7 million of related income.

Other income, net, increased by $4.8 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  The increase was primarily due to a $6.2 million decrease in interest expense, offset in part by a $2.4 million change in the unrealized gain on the fair value of our warrant liability in 2019. In addition, we incurred $4.0 million of expenses relating to our field based service agreement with NNI and recorded $3.7 million of related income.

Income Tax

We recorded income tax expense of $1.1 million for the six months ended June 30, 2019 and $0.4 million for the three months ended June 30, 2019, as a result of tax liability expected in connection with the intercompany transfer of intellectual property.

Cash Flows

Comparison for the Six Months Ended June 30, 2019 and 2018:

	Six Months Ended
	June 30
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(36,411)	$(32,548)
Investing activities	(33)	(24,965)
Financing activities	121	85,517
Net (decrease) increase in cash and cash equivalents	$(36,323)	$28,004

Operating Activities

Net cash used in operating activities was $36.4 million for the six months ended June 30, 2019 compared to $32.5 million for the six months ended June 30, 2018.

Investing Activities

The decrease in net cash used in investing activities resulted from the $24.7 million payment made to Aeterna Zentaris GmbH in 2018 for our acquisition of Macrilen and other expenses incurred with the acquisition.

Financing Activities

The decrease in net cash provided by financing activities resulted primarily from our receipt of $44.4 million in proceeds from the amendment to our senior credit facility with CRG Servicing LLC (“CRG”) and $41.1 million in proceeds from our issuance of ordinary shares for the six months ended June 30, 2018.

Liquidity and Capital Resources

We believe that our cash resources of $86.2 million at June 30, 2019 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these financial statements.

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

There have been no material changes to our market risk exposures since December 31, 2018.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of June 30, 2019 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our LOGICS study, which is a second Phase 3 clinical trial of Recorlev for the treatment of endogenous Cushing’s syndrome, will supplement the long-term efficacy and safety data from the ongoing SONICS trial via a double-blind, placebo-controlled, randomized-withdrawal design that will randomize approximately 54 patients. The addition of a concurrent control group in LOGICS is an attempt to address FDA’s request for such a control group that was lacking in SONICS. There can be no assurances, however, that the FDA or other regulatory authorities will view the LOGICS study results as sufficient.

In March 2019, we conducted a Type C meeting with the Division of Metabolic and Endocrine Products (DMEP) of the FDA.  DMEP stated in its meeting minutes that the FDA generally requests that a sponsor conduct two adequate and well-controlled clinical studies for the proposed indication of a drug candidate under 21 CFR 314.126(b)(2).  DMEP also noted that the FDA recognizes situations when a single trial may be sufficient.  DMEP reiterated that the characteristics of an “adequate and well-controlled” investigation under 21 CFR 314.126 include the use of a control group (e.g., placebo concurrent control, dose-comparison concurrent control), randomization and evaluation of primary endpoints that directly measure clinical benefits, or supported by evidence of clinical benefit. For this reason, while DMEP indicated that it would consider, as a review issue, the adequacy of an NDA submission with data from the SONICS trial as the sole Phase 3 evidence supporting the efficacy of RECORLEV, DMEP nonetheless recommended that we complete the LOGICS trial (which is double-blinded, randomized and placebo-controlled) and include the results from the LOGICS trial in addition to data from the SONICS trial in our NDA submission.  We currently expect to receive LOGICS top-line data at the end of the first quarter of 2020 and, if supported by the data, submit an NDA for Recorlev in the third quarter of 2020 that will include data from each of the SONICS and LOGICS trials.  In addition, the DMEP stated in its meeting minutes that our clinical pharmacology program for Recorlev, as described to them, appears reasonable to support an NDA filing for Recorlev provided that the data generated are found to be suitable.

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

Date: July 31, 2019