Form 10-Q
period 2019-09-30
Strongbridge Biopharma plc
filed 2019-11-07
CIK 1634432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of October 29, 2019, there were 54,205,852 ordinary shares of the registrant issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRONGBRIDGE BIOPHARMA plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$79,608	$122,490
Accounts receivable	3,362	1,626
Inventory	2,399	3,946
Prepaid expenses and other current assets	2,079	4,236
Total current assets	87,448	132,298
Property and equipment, net	280	294
Right of use assets, net	867	—
Intangible asset, net	26,366	30,132
Goodwill	7,256	7,256
Other assets	743	305
Total assets	$122,960	$170,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,961	$1,184
Accrued and other current liabilities	18,648	16,065
Total current liabilities	20,609	17,249
Warrant liability	5,434	15,513
Supply agreement liability, noncurrent	16,099	24,568
Other long-term liabilities	1,177	—
Total liabilities	43,319	57,330
Commitments and contingencies (Note 7)
Stockholders’ equity:
Deferred shares, $1.098 par value, 40,000 shares authorized, issued and outstanding at September 30, 2019 and December 31, 2018	44	44
Ordinary shares, $0.01 par value, 600,000,000 shares authorized at September 30, 2019 and December 31, 2018; 54,205,852 and 54,122,074 shares issued and outstanding at September 30, 2019 and December 31, 2018	542	541
Additional paid-in capital	330,558	323,402
Accumulated deficit	(251,503)	(211,032)
Total stockholders’ equity	79,641	112,955
Total liabilities and stockholders’ equity	$122,960	$170,285

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Revenues:
Net product sales	$5,677	$5,347	$16,083	$13,513
Royalty revenues	7	—	23	—
Total revenues	5,684	5,347	16,106	13,513

Cost and expenses:
Cost of sales (excluding amortization of intangible assets)	$1,001	$1,441	$2,836	$2,861
Selling, general and administrative	12,806	19,564	37,088	47,137
Research and development	7,552	7,198	22,874	17,532
Amortization of intangible assets	1,255	1,876	3,766	5,517
Total cost and expenses	22,614	30,079	66,564	73,047
Operating loss	(16,930)	(24,732)	(50,458)	(59,534)
Other income, net:
Income from field services agreement	1,725	—	5,466	—
Expense from field services agreement	(1,672)	—	(5,659)	—
Unrealized gain on fair value of warrants	3,202	7,131	10,079	16,448
Interest expense	—	(3,387)	—	(9,550)
Loss on extinguishment of debt	—	—	—	(500)
Other income, net	576	430	1,869	932
Total other income, net	3,831	4,174	11,755	7,330
Loss before income taxes	(13,099)	(20,558)	(38,703)	(52,204)
Income tax expense	(691)	—	(1,768)	(1)
Net loss	$(13,790)	$(20,558)	(40,471)	(52,205)

Net loss attributable to ordinary shareholders:
Basic	$(13,790)	$(20,558)	$(40,471)	$(52,205)
Diluted	$(16,992)	$(27,690)	$(50,550)	$(68,653)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.25)	$(0.44)	$(0.75)	$(1.14)
Diluted	$(0.31)	$(0.55)	$(0.91)	$(1.37)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders:
Basic	54,192,710	46,978,472	54,174,629	45,916,177
Diluted	54,540,646	50,317,423	55,844,719	49,985,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

					Additional		Total
	Ordinary Shares		Deferred Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—June 30, 2018	46,710,048	$467	40,000	$44	$282,881	$(274,530)	$8,862
Net loss	—	—	—	—	—	(20,558)	(20,558)
Stock-based compensation	—	—	—	—	2,116	—	2,116
Exercise of warrants	470,000	5	—	—	3,309	—	3,314
Exercise of stock options	5,000	*	—	—	20	—	20
Issuance of shares in connection with at-the-market facility, net of costs	—	—	—	—	(10)	—	(10)
Balance—September 30, 2018	47,185,048	$472	40,000	$44	$288,316	$(295,088)	$(6,256)

Balance—December 31, 2017	40,149,812	$401	40,000	$44	$230,524	$(242,883)	$(11,914)
Net loss	—	—	—	—	—	(52,205)	(52,205)
Stock-based compensation	—	—	—	—	5,789	—	5,789
Issuance of shares, net of offering costs	5,255,683	53	—	—	33,455	—	33,508
Issuance of shares in connection with at-the-market facility, net of costs	1,172,557	12	—	—	7,939	—	7,951
Exercise of warrants	470,000	5	—	—	3,309		3,314
Issuance of warrants related to loan agreements	—	—	—	—	7,663	—	7,663
Exercise of stock options	45,007	*	—	—	79	—	79
Ordinary shares issued, net of shares withheld for employee taxes	91,989	1	—	—	(442)	—	(441)
Balance—September 30, 2018	47,185,048	$472	40,000	$44	$288,316	$(295,088)	$(6,256)

Balance—June 30, 2019	54,186,268	$542	40,000	$44	$328,416	$(237,713)	$91,289
Net loss	—	—	—	—	—	(13,790)	(13,790)
Stock-based compensation	—	—	—	—	2,175	—	2,175
Ordinary shares issued, net of shares withheld for employee taxes	19,584	*	—	—	(33)	—	(33)
Balance—September 30, 2019	54,205,852	$542	40,000	$44	$330,558	$(251,503)	$79,641

Balance—December 31, 2018	54,122,074	$541	40,000	$44	$323,402	$(211,032)	$112,955
Net loss	—	—	—	—	—	(40,471)	(40,471)
Stock-based compensation	—	—	—	—	7,070	—	7,070
Exercise of stock options	43,841	1	—	—	178	—	179
Ordinary shares issued, net of shares withheld for employee taxes	39,937	*	—	—	(92)	—	(92)
Balance—September 30, 2019	54,205,852	$542	40,000	$44	$330,558	$(251,503)	$79,641

* Represents an amount less than $1.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(40,471)	$(52,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(10,079)	(16,448)
Stock-based compensation	7,070	5,789
Amortization of intangible assets	3,766	5,517
Interest and related guarantee fees paid in kind	—	2,890
Amortization of debt discounts and debt issuance costs	—	1,109
Loss on extinguishment of debt	—	500
Depreciation	56	28
Changes in operating assets and liabilities:
Accounts receivable	(1,736)	(958)
Inventory	1,212	(5,750)
Prepaid expenses and other current assets	2,157	(1,134)
Other assets	(970)	381
Accounts payable	777	1,980
Accrued and other liabilities	(4,709)	6,437
Net cash used in operating activities	(42,927)	(51,864)
Cash flows from investing activities:
Payment for acquisitions	—	(24,655)
Purchases of property and equipment	(42)	(310)
Net cash used in investing activities	(42)	(24,965)
Cash flows from financing activities:
Proceeds from long-term debt, net	—	44,930
Payment for loss on extinguishment of debt	—	(500)
Proceeds from issuance of ordinary shares, net	—	33,508
Proceeds from issuance of ordinary shares in connection with at-the-market offering	—	7,951
Proceeds from exercise of warrants	—	1,175
Proceeds from exercise of stock options	179	79
Payments related to tax withholding for net-share settled equity awards	(92)	(441)
Net cash provided by financing activities	87	86,702
Net (decrease) increase in cash and cash equivalents	(42,882)	9,873
Cash and cash equivalents—beginning of period	122,490	57,510
Cash and cash equivalents—end of period	$79,608	$67,383
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$5,400

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

Liquidity

We believe that our cash resources of $79.6 million at September 30, 2019 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these unaudited consolidated financial statements.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. We plan to continue to fund our operations and capital funding needs through equity or debt financing along with revenues from Keveyis. There can be no assurances, however, that additional funding will be available on terms acceptable to us.

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

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the consolidated financial statements.  Actual results could differ from those estimates. Results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

The lease term for all of our leases includes the noncancellable period of the lease. Lease payments included in the measurement of the lease asset or liability are comprised of our fixed payments.

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

Income and Expense from Field Services Agreement

In connection with our sale of Macrilen to Novo, Strongbridge U.S. Inc, one of our wholly-owned subsidiaries, entered into an agreement with Novo Nordisk Inc., a subsidiary of Novo (“NNI”), pursuant to which NNI agreed to fund the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen in the United States, for a period of three years.

Our income and expense under the field services agreement are recorded as non-operating income and expense, respectively.

As reported in a Current Report on Form 8-K filed by us with the Securities and Exchange Commission on November 5, 2019, we received a notice from Novo indicating that as of December 1, 2019, Novo intends to cease the use and funding of our field team for the promotion of Macrilen in the United States.  We have objected to this notice and engaged in discussions with Novo regarding the notice and ongoing services. As of the date of this Quarterly Report, we reached an agreement in principle with Novo to terminate the services agreement, effective as of December 1, 2019.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2019 and 2018, as they would be anti-dilutive:

	September 30,
	2019	2018
Warrants	1,803,253	1,803,253
Stock options issued and outstanding	10,001,799	8,719,156
Unvested RSUs	990,700	173,400

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

Disaggregation of Revenue

The following table summarizes revenue by product for the three and nine months ended September 30, 2019 and 2018, respectively. (in thousands):

	Three Months	Three Months
	Ended	Ended
	September 30, 2019	September 30, 2018
Products
Keveyis	$5,677	$4,207
Macrilen	—	1,140
Total	$5,677	$5,347

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018
Products
Keveyis	$16,083	$12,373
Macrilen	—	1,140
Total	$16,083	$13,513

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

Government Rebates: We are subject to discount obligations under state Medicaid programs and Medicare. We estimate our Medicaid and Medicare rebates for the estimated patient mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses on the consolidated balance sheet. For Medicaid, accruals are based on estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. Effective January 1, 2019, manufacturers of pharmaceutical products are responsible for 70% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this Medicare coverage gap responsibility, we estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for Keveyis that have been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

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

Royalty Revenues

Royalty revenues are based on the net sales of Macrilen which is commercialized by Novo.

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

Level 2: Significant observable inputs other than Level 1 prices such as quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). The fair values of the outstanding warrants were measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

We did not have any transfers between the different levels.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	As of September 30, 2019
	Level I	Level II	Level III	Total
Cash equivalents	79,554	—	—	79,554
Total assets	$79,554	$—	$—	$79,554
Warrant liability	—	—	5,434	5,434
Total liabilities	$—	$—	$5,434	$5,434

	As of December 31, 2018
	Level I	Level II	Level III	Total
Cash equivalents	122,300	—	—	122,300
Total assets	$122,300	$—	$—	$122,300
Warrant liability	—	—	15,513	15,513
Total liabilities	$—	$—	$15,513	$15,513

The following table presents a reconciliation of our level 3 Warrant liability (in thousands):

As of September 30, 2019
Balance as of December 31, 2018	$15,513
Unrealized gain on fair value of warrants for the nine months ended September 30, 2019	(10,079)
Balance as of September 30, 2019	$5,434

5. Intangible assets and goodwill

The following represents the balance of our intangible assets as follows (in thousands):

	As of September 30, 2019
	Beginning of Period	Amortization	End of Period
Keveyis	$30,132	$(3,766)	$26,366
Goodwill	7,256	—	7,256
Total	$37,388	$(3,766)	$33,622

Our finite-lived intangible asset consists of acquired developed product rights obtained from our acquisition of Keveyis (dichlorphenamide) from a subsidiary of Taro Pharmaceutical Industries Ltd. (“Taro”).

Pursuant to the terms of the Asset Purchase Agreement and Supply Agreement that we entered into with Taro in December 2016, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017.  We concluded that the supply price payable by us exceeds fair value and, therefore, used a discounted cash flow method with a probability assumption to value the payments in excess of fair value at $29.3 million, for which we have recorded an intangible asset and corresponding liability. This liability is being reduced as we purchase inventory over the term of the Supply Agreement that we entered into with Taro in December 2016.  In addition, we incurred transaction costs of $2.4 million. The transaction resulted in the recording of an intangible asset of $40.2 million. This asset is being amortized over an eight-year period using the straight-line method.

We recorded amortization expense of $1.3 million and $3.8 million for the three and nine months ended September 30, 2019, respectively, compared to $1.9 million and $5.5 million for the three and nine months ended September 30, 2018, respectively.

6. Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,

	2019	2018
Supply agreement - current portion	$4,730	$1,638
Employee compensation	4,632	5,717
Consulting and professional fees	3,973	4,145
Accrued taxes	2,202	535
Accrued sales allowances	1,785	2,233
Accrued royalties	577	802
Lease liability - current portion	364	—
Other	385	995
Total accrued liabilities	$18,648	$16,065

7. Commitments and contingencies

(a) Commitments to Taro Pharmaceuticals Industries Ltd.

In December 2016, we acquired the U.S. marketing rights to Keveyis (dichlorphenamide) from Taro. Under the terms of an Asset Purchase Agreement, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017, and will pay an aggregate of $7.5 million in potential milestones upon the achievement of certain product sales targets. Taro has agreed to continue to manufacture Keveyis for us under an exclusive supply agreement through the orphan exclusivity period. We are obligated to purchase certain annual minimum amounts of product totaling approximately $29 million over a six-year period. As of September 30, 2019, our remaining obligation was $22.1 million. Our Supply Agreement with Taro may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf. We are also required to reimburse Taro for their royalty obligation resulting from their sale of Keveyis to us.

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

As of September 30, 2019, future minimum commitments under facility operating leases were as follows (in thousands):

Operating
leases

2019	116
2020	470
2021	481
2022	492
2023	207
Total minimum lease payments	$1,766

The components of lease cost for the quarter ended September 30, 2019 are as follows (in thousands):

Nine Months
Ended
September 30, 2019
Lease costs
Amortization of right of use assets	$289
Interest on lease liabilities	94
Total lease cost	$383

Amounts reported in the Consolidated Balance Sheet for leases where we are the lessee as of September 30, 2019 were as follows (in thousands):

September 30, 2019
Operating Leases
Right of use asset	$867
Lease liability	$1,541

Remaining lease term
Operating leases	3 years 8 months

Discount rate
Operating leases	7.69%

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

We recorded income tax expense of $1.8 million for the nine months ended September 30, 2019 and $0.7 million for the three months ended September 30, 2019, as a result of tax liability expected in connection with the intercompany transfer of intellectual property, which occurred in the prior year.

10. Warrants

Warrants

Our outstanding warrants as of September 30, 2019 are as follows:

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

11. Stock‑based compensation

Our board of directors has adopted the 2017 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards to new employees. The purpose of the Inducement Plan is to attract valued employees by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our ordinary shares by such employees. The Inducement Plan became effective on February 23, 2017. As of September 30, 2019, 643,590 shares are available for issuance pursuant to the Inducement Plan.

Our board of directors has adopted, and our shareholders have approved, the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options to our employees and any parent or subsidiary corporation’s employees, and for the grant of nonstatutory stock options, stock awards, and RSUs to our employees, directors and consultants and our parent or subsidiary corporations’ employees and consultants. The 2015 Plan became effective on September 3, 2015.  As of September 30, 2019, 303,250 shares are available for issuance pursuant to the 2015 Plan.

Our board of directors has adopted, and our shareholders have approved, the Non‑Employee Director Equity Compensation Plan (the “Non‑Employee Director Plan”). The Non‑Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and RSUs to our non‑employee directors. The Non‑Employee Director Plan became effective on September 3, 2015.  As of September 30, 2019, no shares are available for issuance pursuant to the Non‑Employee Director Plan.

A summary of our outstanding stock options as of September 30, 2019 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding—January 1, 2019	8,579,511	$7.35	7.57	$3,281
Granted	2,432,900	$4.18
Forfeited and cancelled	(966,771)	$6.72
Exercised	(43,841)	$4.12
Outstanding—September 30, 2019	10,001,799	$6.65	7.29	$6
Vested and exercisable—September 30, 2019	5,234,160	$7.95	6.11	$3

Stock‑based compensation expense

We recognized stock‑based compensation expense for employees and directors for stock options and RSUs as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Selling, general and administrative	$1,684	$1,649	$5,475	$4,450
Research and development	491	467	1,595	1,339
Total stock-based compensation	$2,175	$2,116	$7,070	$5,789

As of September 30, 2019, the total unrecognized compensation expense related to unvested stock options is $14.6 million, which we expect to recognize over an estimated weighted‑average period of 2.70 years.

In determining the estimated fair value of our service-based awards, we use the Black‑Scholes option‑pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

The fair value of our service-based awards that were granted during the years was estimated with the following assumptions:

	Nine Months Ended
	September 30,
	2019	2018
Expected term (in years)	6.13	6.13
Risk-free interest rate	1.38%-2.61%	2.25% - 2.99%
Expected volatility	78.7%-80.85%	78.19% - 85%
Dividend rate	—%	—%

Restricted stock units

We grant RSU to employees and to members of our board of directors.  RSUs that are granted to employees vest two years from the date of issuance, provided that the employee is employed by us on such vesting date. RSUs that are granted to directors, vest on the one-year anniversary of the grant date, provided that the director continues to serve as a member of the board of directors continuously from the grant date through such one-year anniversary. All RSUs will fully vest upon a change of control of our company.  If and when the RSUs vest, we will issue one ordinary share for each whole RSU that has vested, subject to satisfaction of the employee’s or director’s tax withholding obligations. The RSUs will cease to be outstanding upon the issuance of ordinary shares upon vesting. We recorded expense, which is included in the stock-based compensation table above, of $0.5 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the total unrecognized compensation expense related to unvested RSUs is $2.7 million, which we expect to recognize over an estimated weighted‑average period of 1.25 years.

A summary of our unvested RSUs as of September 30, 2019 is as follows:

Number of
Shares
Outstanding—January 1, 2019	143,100
Granted	1,001,000
Forfeited	(84,150)
Vested	(69,250)
Unvested—September 30, 2019	990,700

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes for the three and nine months ended September 30, 2019 included elsewhere in this Quarterly Report on 10-Q (this “Quarterly Report”) and the audited financial statements and related notes for the year ended December 31, 2018 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Strongbridge” refer to Strongbridge Biopharma plc.

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

Recent Developments

Changes in Management

As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2019, our board of directors and Matthew Pauls, our former Chief Executive Officer (“CEO”), mutually agreed upon a CEO transition plan resulting in Mr. Paul’s resignation from his positions as CEO and member of the board of directors, effective immediately.  His resignation was not the result of any dispute or disagreement with us or any matter related to our operations, policies or practices.  In connection with his resignation, Mr. Pauls will be paid termination benefits as set forth in his employment agreement.

In addition, on November 1, 2019, the board of directors appointed John H. Johnson, who has served as Chairman of our board of directors since 2015, as Executive Chairman of the Company, effective immediately. Mr. Johnson will lead the Company while the Board conducts a formal search to identify a new CEO. In connection with Mr. Johnson’s new role, any changes to his existing compensatory arrangement will be determined at a later date.

LOGICS Trial

In March 2019, we conducted a Type C meeting with the Division of Metabolic and Endocrine Products (DMEP) of the FDA.  The DMEP stated in its meeting minutes that the FDA generally requests that a sponsor conduct two adequate and well-controlled clinical studies for the proposed indication of a drug candidate under 21 CFR 314.126(b)(2). The DMEP also noted that the FDA recognizes situations when a single trial may be sufficient. The DMEP reiterated that the characteristics of an “adequate and well-controlled” investigation under 21 CFR 314.126 include the use of a control group (e.g., placebo concurrent control, dose-comparison concurrent control), randomization and evaluation of primary endpoints that directly measure clinical benefits, or supported by evidence of clinical benefit. For this reason, while the DMEP indicated that it would consider, as a review issue, the adequacy of a New Drug Application (NDA) submission with data from our SONICS trial as the sole Phase 3 evidence supporting the efficacy of RECORLEV, the DMEP nonetheless recommended that we complete a second trial and include the results from that trial in addition to data from our SONICS trial in our NDA submission.

Our LOGICS trial is a Phase 3 clinical trial of Recorlev for the treatment of endogenous Cushing’s syndrome.  The LOGICS trial is intended to supplement the long-term efficacy and safety data from our SONICS trial via a double-blind, placebo-controlled, randomized-withdrawal design that targets approximately 46-54 patients for enrollment into the randomized withdrawal phase of the trial. The final number of patients enrolled into the randomized withdrawal phase will depend on the observed rate of early discontinuation in such phase.  We currently expect to receive LOGICS top-line data in the second or third quarter of 2020 (an update to our prior projection of data release at the end of the first quarter of 2020). The addition of a concurrent control group to our LOGICS trial is an attempt to address the FDA’s request for such a control group that was absent in our SONICS trial.

We currently expect, if supported by the data, to submit an NDA for Recorlev approximately six months after reporting top-line results from our LOGICS trial that will include data from each of the SONICS and LOGICS trials. The DMEP stated in its meeting minutes that our clinical pharmacology program for Recorlev, as described to them, appears reasonable to support an NDA filing for Recorlev provided that the data generated are found to be suitable.

Services Agreement with Novo Nordisk Inc.

In connection with our sale of Macrilen to Novo, Strongbridge U.S. Inc, one of our wholly-owned subsidiaries, entered into an agreement with Novo Nordisk Inc., a subsidiary of Novo (“NNI”), pursuant to which NNI agreed to fund the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen and other Novo growth hormone products in the United States, for a period of three years.

As reported in a Current Report on Form 8-K filed by us with the Securities and Exchange Commission on November 5, 2019, we received a notice from Novo indicating that as of December 1, 2019, Novo intends to cease the use and funding of our field team for the promotion of Macrilen in the United States.  We objected to this notice and engaged in discussions with Novo regarding the notice and ongoing services. As of the date of this Quarterly Report, we reached an agreement in principle with Novo to terminate the services agreement, effective as of December 1, 2019. In connection with the termination of the agreement, Novo will pay us $6 million and we will no longer provide services to Novo. We expect to eliminate the approximately 23 field-based positions related to the Macrilen promotion efforts, effective December 1, 2019.

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

Royalty Revenues

Royalty revenues are based on the net sales of Macrilen which is commercialized by Novo.

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

•	costs associated with regulatory filings;
•	upfront and milestone payments under in‑license or acquisition agreements with third parties; and
•	costs of acquiring preclinical study and clinical trial materials, and costs associated with formulation and process development.

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

Our research and development expenses could increase in absolute dollars in the future if we continue to in‑license or acquire product candidates and as we advance our existing and any future product candidates into and through clinical trials and pursue regulatory approval to market our product candidates. The process of conducting the necessary clinical research to obtain regulatory marketing approval of a product candidate is costly and time consuming. The probability that any of our product candidates receives regulatory marketing approval and eventually is able to generate revenue depends on a variety of factors, including the quality of our product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. As a result of these uncertainties, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates, if approved. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Other Income, Net

Other income, net, consists of unrealized gain on the remeasurement of the fair value of warrant liability, interest income generated from our cash and cash equivalents, foreign exchange gains and losses and gains and losses on investments. We record income and expenses relating to NNI service agreement to fund the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen in the United States, for a period of three years beginning December 2018.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018.

The following table sets forth our results of operations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2019	2018		$2019	2018	$
	(in thousands)			(in thousands)
Revenues:
Net product sales	$5,677	$5,347	$330	$16,083	$13,513	$2,570
Royalty revenues	7	—	7	23	—	23
Total revenues	5,684	5,347	337	16,106	13,513	2,593

Cost and operating expenses:
Cost of sales (excluding amortization of intangible assets)	$1,001	$1,441	$(440)	$2,836	$2,861	$(25)
Selling, general and administrative	12,806	19,564	(6,758)	37,088	47,137	(10,049)
Research and development	7,552	7,198	354	22,874	17,532	5,342
Amortization of intangible assets	1,255	1,876	(621)	3,766	5,517	(1,751)
Total cost and expenses	22,614	30,079	(7,465)	66,564	73,047	(6,483)
Operating loss	(16,930)	(24,732)	7,802	(50,458)	(59,534)	9,076
Other income, net	3,831	4,174	(343)	11,755	7,330	4,425
Loss before income taxes	(13,099)	(20,558)	7,459	(38,703)	(52,204)	13,501
Income tax expense	(691)	—	(691)	(1,768)	(1)	(1,767)
Net loss	$(13,790)	$(20,558)	$6,768	$(40,471)	$(52,205)	$11,734

Revenues

Net product sales were $5.7 million for the three months ended September 30, 2019, an increase of $0.3 million compared to the three months ended September 30, 2018. Product sales from Keveyis increased by $1.5 million due to the continued sales growth of Keveyis. Included in the three months ended September 30, 2018 is $1.1 million from Macrilen sales, the rights to which we sold in December 2018.

Net product sales were $16.1 million for the nine months ended September 30, 2019, an increase of $2.6 million compared to the nine months ended September 30, 2018. Product sales from Keveyis increased by $3.7 million due to the continued sales growth of Keveyis. Included in the nine months ended September 30, 2018 is $1.1 million from Macrilen sales, the rights to which we sold in December 2018.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2019	2018		$2019	2018	$
	(in thousands)			(in thousands)
Compensation and other personnel costs	$6,469	$8,458	$(1,989)	$18,465	$20,473	$(2,008)
Outside professional and consulting services	4,462	9,142	(4,680)	12,463	21,423	(8,960)
Stock-based compensation expense	1,684	1,649	35	5,475	4,450	1,025
Facility costs	191	315	(124)	685	791	(106)
Total selling, general and administrative expenses	$12,806	$19,564	$(6,758)	$37,088	$47,137	$(10,049)

Selling, general and administrative expenses were $12.8 million for the three months ended September 30, 2019, a decrease of $6.8 million compared to the three months ended September 30, 2018. Outside professional and consulting services decreased $4.7 million during the three months ended September 30, 2019, with $1.5 million of this decrease due to a reduction in expenses relating to Keveyis and $3.2 million of this decreases due to the prior year period including expenses associated with the launch of Macrilen, the rights to which we sold in December 2018.  Compensation and other personnel costs decreased $2.0 million due to employee costs associated with Macrilen being reimbursed by Novo in 2019.

Selling, general and administrative expenses were $37.1 million for the nine months ended September 30, 2019, a decrease of $10.0 million compared to the nine months ended September 30, 2018.  Outside professional and consulting services decreased $9.0 million during the nine months ended September 30, 2019, with $1.7 million of this decrease due to a reduction in expenses relating to Keveyis and $7.3 million of this decrease due to the prior year period including expenses associated with the launch of Macrilen, the rights to which we sold in December 2018. Compensation and other personnel costs decreased $2.0 million due to employee costs associated with Macrilen being reimbursed by Novo in 2019.

Research and Development Expenses

The following table summarizes our research and development expenses during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2019	2018		$2019	2018	$
	(in thousands)			(in thousands)
Product development and supporting activities	$5,412	$5,390	$22	$16,799	$12,441	$4,358
Compensation and other personnel costs	1,649	1,341	308	4,480	3,752	728
Stock-based compensation expense	491	467	24	1,595	1,339	256
Total research and development expenses	$7,552	$7,198	$354	$22,874	$17,532	$5,342

Research and development expenses were $7.6 million for the three months ended September 30, 2019, an increase of $0.4 million compared to the three months ended September 30, 2018. The small increase is due to increased employee costs.

Research and development expenses were $22.9 million for the nine months ended September 30, 2019, an increase of $5.3 million compared to the nine months ended September 30, 2018. The $4.4 million increase in expenses for product development and supporting activities was primarily due to additional clinical development expenses associated with Recorlev.

Amortization of Intangible Assets

Amortization of intangible assets was $1.3 million and $3.8 million for the three and nine months ended September 30, 2019, respectively, a decrease of $0.6 million and $1.7 million, respectively, due to the prior year including amortization of the intangible asset related to Macrilen, the rights to which we sold in December 2018.

Other Income, Net

The following table summarizes our other income, net, during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2019	2018		$2019	2018	$
	(in thousands)			(in thousands)
Income from field services agreement	$1,725	$—	$1,725	$5,466	$—	$5,466
Expense from field services agreement	(1,672)	—	(1,672)	(5,659)	—	(5,659)
Unrealized gain on fair value of warrants	3,202	7,131	(3,929)	10,079	16,448	(6,369)
Interest expense	—	(3,387)	3,387	—	(9,550)	9,550
Loss on extinguishment of debt	—	—	—	—	(500)	500
Other income, net	576	430	146	1,869	932	937
Total other income, net	$3,831	$4,174	$(343)	$11,755	$7,330	$4,425

Total other income, net, decreased by $0.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  The decrease was primarily due to a $3.9 million change in the unrealized gain on the fair value of our warrant liability in 2019, primarily resulting from a decrease in our stock price. The decrease was offset in part by $3.4 million of interest expense recorded during the three months ended September 2018. Our outstanding debt under the Term Loan Agreement, dated July 14, 2017, with CRG Servicing LLC (the “Term Loan Agreement”), was fully repaid in the fourth quarter of 2018 and, therefore, we recorded no interest expense related to this debt during the three months ended September 30, 2019. In addition, during the 2019 period, we incurred $1.7 million of expense relating to our field-based service agreement with NNI and recorded $1.7 million of related income.

Total other income, net, increased by $4.4 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  The increase was primarily due to $9.5 million of interest expense recorded during the nine months ended September 2018. Our outstanding debt under the Term Loan Agreement was fully repaid in the fourth quarter of 2018 and, therefore, we recorded no interest expense related to this debt during the nine months ended September 30, 2019. The increase was partially offset by a $6.4 million change in the unrealized gain on the fair value of our warrant liability in 2019, primarily resulting from a decrease in our stock price. In addition, during the 2019 period, we incurred $5.7 million of expense relating to our field based service agreement with NNI and recorded $5.5 million of related income.

Income Tax

We recorded income tax expense of $0.7 million for the three months ended September 30, 2019 and $1.8 million for the nine months ended September 30, 2019, as a result of tax liability expected in connection with the intercompany transfer of intellectual property, which occurred in the prior year.

Cash Flows

Comparison for the Nine Months Ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(42,927)	$(51,864)
Investing activities	(42)	(24,965)
Financing activities	87	86,702
Net (decrease) increase in cash and cash equivalents	$(42,882)	$9,873

Operating Activities

Net cash used in operating activities was $42.9 million for the nine months ended September 30, 2019 compared to $51.9 million for the nine months ended September 30, 2018. The decrease in net cash used in operating activities resulted from an increase in total revenues of $2.6 million, a decrease in inventory purchases of $2.1 million and reduced expenditures in our commercial activities for Keveyis and Macrilen, which we sold in December 2018. The prior period had expenditures for the launch of Macrilen, the rights to which we sold in December 2018.

Investing Activities

The decrease in net cash used in investing activities resulted from the $24.7 million payment made to Aeterna Zentaris GmbH in 2018 for our acquisition of Macrilen and other expenses incurred with the acquisition.

Financing Activities

The decrease in net cash provided by financing activities resulted primarily from debt and equity financing activities that occurred during the nine months ended September 2018, as compared to no significant financing activities during the nine months ended September 2019.

Liquidity and Capital Resources

We believe that our cash resources of $79.6 million at September 30, 2019 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of the unaudited consolidated financial statements included in this Quarterly Report.

Cash used to fund operating expenses is affected by the timing of when we are invoiced by our vendors, as reflected in the change in our outstanding accounts payable and accrued expenses set forth in the financial statements, included in this Quarterly Report.

Our future funding requirements will depend on many factors, including the following:

•	the amount of revenue that we receive from sales of Keveyis;
•	the cost and timing of establishing sales, marketing, distribution and administrative capabilities;

•	the scope, rate of progress, results and cost of our clinical trials testing and other related activities for Recorlev and veldoreotide;
•	the number and characteristics of product candidates that we pursue, including any additional product candidates we may in‑license or acquire;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•	the cost, timing and outcomes of regulatory approvals;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any required milestone and royalty payments thereunder; and
•	the emergence of competing technologies and their achieving commercial success before we do or other adverse market developments.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. We plan to continue to fund our operations and capital funding needs through equity or debt financing along with revenues from Keveyis. There can be no assurances, however, that additional funding will be available on terms acceptable to us.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of September 30, 2019 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2019, we conducted a Type C meeting with the Division of Metabolic and Endocrine Products (DMEP) of the FDA.  The DMEP stated in its meeting minutes that the FDA generally requests that a sponsor conduct two adequate and well-controlled clinical studies for the proposed indication of a drug candidate under 21 CFR 314.126(b)(2). The DMEP also noted that the FDA recognizes situations when a single trial may be sufficient. The DMEP reiterated that the characteristics of an “adequate and well-controlled” investigation under 21 CFR 314.126 include the use of a control group (e.g., placebo concurrent control, dose-comparison concurrent control), randomization and evaluation of primary endpoints that directly measure clinical benefits, or supported by evidence of clinical benefit. For this reason, while the DMEP indicated that it would consider, as a review issue, the adequacy of a New Drug Application (NDA) submission with data from our SONICS trial as the sole Phase 3 evidence supporting the efficacy of RECORLEV, the DMEP nonetheless recommended that we complete a second trial and include the results from that trial in addition to data from the SONICS trial in our NDA submission.

Our LOGICS study is a second Phase 3 clinical trial of Recorlev for the treatment of endogenous Cushing’s syndrome. The LOGICS trial is intended to supplement the long-term efficacy and safety data from our SONICS trial via a double-blind, placebo-controlled, randomized-withdrawal design that target approximately 46-54 patients for enrollment into the randomized withdrawal phase of the trial. The final number of patients enrolled into the randomized withdrawal phase will depend on the observed rate of early discontinuation in such phase.  We currently expect to receive LOGICS top-line data in the second or third quarter of 2020 (an update to our prior projection of data release at the end of the first quarter of 2020). The addition of a concurrent control group in LOGICS is an attempt to address FDA’s request for such a control group that was lacking in SONICS.

We currently expect, if supported by the data, to submit an NDA for Recorlev approximately six months after reporting top-line results from the LOGICS trial that will include data from each of the SONICS and LOGICS trials. The DMEP stated in its meeting minutes that our clinical pharmacology program for Recorlev, as described to them, appears reasonable to support an NDA filing for Recorlev provided that the data generated are found to be suitable.

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

Our success depends on key personnel and our ability to recruit, retain and motivate additional qualified personnel.

We are highly dependent on the leadership and strategic guidance of our executive officers. The loss, for any reason, of the services of these individuals and any negative market or industry perception arising from such loss could have a material adverse effect on our business. Although we have included non-compete provisions in their respective employment or consulting agreements, as the case may be, such arrangements might not be sufficient for the purpose of preventing such key personnel from entering into agreements with any of our competitors. The inability to recruit and retain qualified personnel, or the loss of these key employees, could result in competitive harm as we could experience delays in reaching our in-licensing, acquisition, development and commercialization objectives.

On November 1, 2019, our board of directors and Matthew Pauls, our former CEO, mutually agreed upon a CEO transition plan resulting in Mr. Paul’s resignation from his positions as CEO and member of the board of directors, effective immediately.  In connection with this transition, the board of directors appointed John H. Johnson, who has served as Chairman of our board of directors since 2015, as Executive Chairman of the Company, effective immediately.  Mr. Johnson will lead the Company while the Board conducts a formal search to identify a new CEO.  These changes, or any future changes in our management team, may create uncertainty in our business and future strategic direction. In addition, if we are unable to attract and retain a qualified candidate to become our permanent CEO in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

10.1	Consulting Agreement by and between Strongbridge U.S. Inc. and A. Brian Davis, dated as of September 3, 2019.
31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBRIDGE BIOPHARMA PLC

By:	/s/ Robert Lutz
Name:	Robert Lutz
Title:	Chief Financial Officer

Date: November 7, 2019