Form 10-K
period 2019-12-31
Strongbridge Biopharma plc
filed 2020-02-28
CIK 1634432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $159,280,967. Solely for purposes of this disclosure, ordinary shares held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

54,247,285 ordinary shares were issued and outstanding as of February 17, 2020.



DOCUMENTS INCORPORATED BY REFERENCE:   NONE

Strongbridge Biopharma plc

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (“Annual Report”) contains forward‑looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and results of clinical trials, size of market or patient population, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products, are forward‑looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. The words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “positioned,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. These forward‑looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions, are not guarantees of future results, performance or developments and involve known and unknown risks, uncertainties and other factors that may cause our actual results or developments to differ materially from the expectations contained in the forward-looking statements. Such risks and uncertainties include those described throughout this Annual Report and particularly in “Risk Factors” in Part I, Item 1A of this Annual Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward‑looking statements. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. The forward‑looking statements included in this Annual Report do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. In addition, the forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

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

As used in this Annual Report, the term “levoketoconazole” refers to our investigative drug product candidate being developed for the potential treatment of endogenous Cushing’s syndrome.  The term “Recorlev” refers to the proposed branded pharmaceutical name used by the Company for levoketoconazole, if approved, and is used interchangeably in this Annual Report with the term levoketoconazole, unless the context requires otherwise.  The safety and efficacy of Recorlev (levoketoconazole) for the treatment of endogenous Cushing’s syndrome have not been established.

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

We have two clinical-stage product candidates for rare endocrine diseases, Recorlev and veldoreotide. Recorlev (levoketoconazole) is a cortisol synthesis inhibitor currently being studied for the treatment of endogenous Cushing's syndrome. Veldoreotide is a next-generation somatostatin analog being investigated for potential applications in conditions amenable to somatostatin receptor activation. Both levoketoconazole and veldoreotide have received orphan designation from the FDA and the European Medicines Agency (“EMA”).

Our Franchises

Rare Endocrine Franchise

•

Recorlev (levoketoconazole), a cortisol synthesis inhibitor, is in Phase 3 clinical development for the treatment of endogenous Cushing’s syndrome.  Endogenous Cushing’s syndrome is a rare endocrine disorder characterized by sustained elevated cortisol levels that most commonly result from a benign tumor of the pituitary gland. We believe that levoketoconazole, which is the isolated, “left-handed” enantiomer of ketoconazole, has the potential to become the new standard of care for the drug therapy of endogenous Cushing’s syndrome. In August 2018, we announced top-line results from our multinational, pivotal Phase 3 SONICS trial evaluating Recorlev for treatment of endogenous Cushing’s syndrome. The open-label, single-arm SONICS trial achieved statistical significance of its pre-specified primary endpoint, with 30 percent of patients achieving normalization of mean urinary free cortisol (“UFC”) following six months of maintenance treatment with Recorlev without a dose increase during maintenance therapy (one-sided p=0.0154, 2-sided p = 0.038 vs the null hypothesis of less than or equal to 20%). Sensitivity analyses as well as secondary and exploratory endpoints of UFC response were supportive of the primary endpoint.

LOGICS is our second Phase 3 clinical trial of Recorlev for the treatment of endogenous Cushing's syndrome. The LOGICS trial is intended to supplement the long-term efficacy and safety data from the SONICS trial. LOGICS includes a double-blind, placebo-controlled, randomized-withdrawal phase of approximately 8 weeks duration targeting enrollment of approximately 46-54 patients in the randomized withdrawal phase of the trial following an open-label titration and maintenance phase of approximately 14 weeks. Top-line data following the randomized-withdrawal phase of LOGICS is expected at the end of second quarter or during the third quarter 2020. The addition of a concurrent control group in LOGICS is an attempt to address the FDA’s request for such a control group that was absent in our SONICS trial.

We intend to file for marketing authorizations in the United States and potentially elsewhere. Following consultations with the FDA, we have determined that the 505(b)(2) approval pathway, which permits a New Drug Application (“NDA”) applicant to rely on data from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference, is the appropriate pathway for a Recorlev NDA. Because NDA approval can rely in part on data already accepted by the FDA or otherwise publicly available, an abbreviated and reduced development program may be possible. We intend to rely on published literature and the FDA’s prior findings concerning the safety and/or effectiveness of ketoconazole in our NDA for Recorlev. A similar marketing authorization pathway is available in most of the rest of the world, and we believe that the studies supporting U.S. approval will likewise support approvals to market Recorlev elsewhere, including in the European Union.

•

Veldoreotide modified-release, a novel multi-receptor targeted somatostatin analog (“SSA”) that was previously in Phase 2 development as an immediate release formulation. Based on the differentiated activation pattern of somatostatin receptor subtypes (“SSTs”) and the preclinical and clinical profile of immediate-release veldoreotide, we believe that modified-release veldoreotide is a next-generation somatostatin analog with potential applications in conditions amenable to somatostatin receptor activation. Veldoreotide has been granted orphan drug designation by the FDA and the EMA for treatment of acromegaly. The formulation for veldoreotide modified-release is based upon PLGA microspheres. PLGA is a well-known polymer, which has been widely applied in modified-release formulations due to its biocompatibility, biodegradability, and favorable release kinetics.  We have initiated nonclinical studies and are planning clinical studies that seek to determine additional differentiating features of veldoreotide in both endocrine and non-endocrine conditions.

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

Product Sales

Our product sales in 2019 resulted from sales of Keveyis.  We operate in one operating reporting segment. We recognize net product sales at the time our product is received by the single specialty pharmacy. Keveyis is subsequently sold to patients, who are covered by payors that may provide for government-mandated or privately negotiated rebates with respect to the purchase of Keveyis.

Our Strategy

Our goal is to transform the lives of patients by building a leading franchise‑based, commercially-oriented biopharmaceutical company addressing rare diseases with significant unmet medical needs. We are focused on developing, in‑licensing, acquiring and eventually commercializing products and product candidates that target rare diseases across various therapeutic areas.

To achieve our goal, we are pursuing the following strategies:

•

Focus on rare diseases, including development of Recorlev. We are selling or developing treatments for rare diseases, initially PPP and endogenous Cushing’s syndrome. Rare diseases typically have a high unmet need for innovative treatment options and may have reduced competitive pressures in some cases. Drug development for the treatment of rare diseases often requires smaller clinical trials than for common diseases. Product candidates focused on rare diseases also often qualify for orphan drug designation, which in the United States provides for seven years of market exclusivity and in the European Union provides for 10 years of market exclusivity after regulatory approval to market has been granted.

•

Independently commercialize Keveyis and other products in the United States and for other geographies pursue either independent commercialization or other arrangements with partners/distributors. We launched Keveyis in the United States in April 2017 and continue to commercialize it. Our other rare disease product candidates, if approved, may be marketed in the United States, the European Union, and, selectively, in other key global markets. Given the relatively small prescriber bases for Keveyis and our two product candidates, we believe we can use a relatively small, focused field-based team to effectively promote and support our products and patients. We have established sales, marketing, market access and patient service capabilities in the United States to market Keveyis. We believe that many of the capabilities involved in our commercialization activities related to Keveyis will provide synergies to our commercialization of Recorlev, if approved. We believe that our ability to execute on this strategy is enhanced by the significant prior commercial experience of key members of our management team.

We marketed Macrilen in the United States from July to December 2018, when we sold our subsidiary that held the U.S. and Canadian marketing rights for Macrilen to Novo Nordisk Healthcare AG (“Novo”). From December 2018 to December 2019 we provided commercial support for Novo in return for predetermined fees under a services agreement. In December 2019, we reached an agreement with Novo to terminate the services agreement. We received a $6 million payment in connection with such termination and we no longer provide services to Novo.

•

Expand our portfolio through a disciplined in‑licensing and acquisition strategy. We plan to source new product candidates by in‑licensing or acquiring them. Our management team seeks to mitigate the potential risks of this strategy by adhering to our disciplined criteria of focusing on in‑licensing or acquisition of products that are already commercially available or that have clinical data that we believe suggest a relatively high probability of success for development and an attractive potential return on investment. As a result of our management team’s experience in sourcing, selecting, in‑licensing, and acquiring products and product candidates, we were successful in acquiring the U.S. rights to Keveyis and the U.S. and Canadian rights to Macrilen, as well as augmenting our rare endocrine franchise by adding veldoreotide to our product pipeline.

•

Utilize a franchise model built on rare disease therapeutic areas. We will evaluate options to grow our company by in‑licensing and acquiring products and product candidates that target rare diseases in therapeutically aligned franchises with significant commercial opportunity. We believe that complementary products and product candidates will allow us to significantly leverage our expertise as well as our development and commercial infrastructure.

•

Expand indications of products and product candidates within our franchises. In addition to identifying products and product candidates that can form the basis of new rare disease franchises, we also intend to seek opportunities to develop our potential products and product candidates for additional indications within their respective therapeutic franchises. We believe that this approach will enable us to maximize our commercial potential by further leveraging our existing resources and expertise.

Our Product Candidate Pipeline

The following table illustrates our product candidates by stage:

Our Rare Endocrine Franchise

Recorlev

Overview

Recorlev (levoketoconazole) is a cortisol synthesis inhibitor that we are developing for the treatment of endogenous Cushing’s syndrome. The active pharmaceutical ingredient in Recorlev, levoketoconazole, exerts its primary therapeutic effect by blocking the synthesis of cortisol in the adrenal glands, leading to the reduction and, ideally, the normalization of blood cortisol. Recorlev has been granted orphan drug designation by the FDA and the EMA and is being developed using a dose regimen of twice daily oral administration.

Ketoconazole, although not approved for such use in the United States, is the most frequently prescribed drug therapy for endogenous Cushing’s syndrome. It is used to reduce blood cortisol and treat comorbidities associated with Cushing’s syndrome. Molecules of ketoconazole form as mirror images, referred to as enantiomers. Manufactured ketoconazole consists of two cis enantiomers, dextroketoconazole and levoketoconazole, that are found in equal amounts, and is therefore referred to as a racemate. Levoketoconazole is a pure form of one of the two enantiomers of ketoconazole. Single‑enantiomer drugs, like Recorlev, may offer safety and efficacy advantages over racemates because one of the enantiomers in a racemate can have safety issues or be less effective in the treatment of the disorder or disease. The more therapeutically favorable enantiomer may be known as the eutomer. We believe that levoketoconazole is the eutomer of ketoconazole with respect to cortisol synthesis inhibition and treatment of endogenous Cushing’s syndrome.

Levoketoconazole inhibits the cortisol synthesis pathway at several points. Based on recent top-line interim results from our SONICS trial, we believe that Recorlev can have a beneficial impact on hypercortisolism, the hallmark of endogenous Cushing’s syndrome, as well as benefits related to several comorbidities of endogenous Cushing’s syndrome, including those associated with cardiovascular disease risk, such as diabetes, weight gain and elevation in LDL-cholesterol. In addition, we believe that Recorlev may offer an advantageous safety profile in a representative population with endogenous Cushing’s syndrome. We believe that Recorlev has the potential to become a new standard of care for the drug therapy of endogenous Cushing’s syndrome because it may provide a favorable efficacy, safety and tolerability profile compared to current drug therapies, including ketoconazole. Based on results of the SONICS trial, Recorlev effectively reduces UFC, in contrast to Korlym, and demonstrates anti‑hyperglycemic effects, in contrast to Signifor and Signifor LAR. In addition, we believe Recorlev may have an improved safety profile compared with that of ketoconazole.

Overview of Endogenous Cushing’s Syndrome

There are two variants of Cushing’s syndrome: exogenous, which is caused by factors outside the body (e.g., corticosteroid or cortisol-like medications) and endogenous, which is caused by factors within the body. The signs and symptoms may be the same in both forms. The much more common form is exogenous Cushing’s syndrome, which is often found in people taking cortisol‑like medications for long periods of time or for shorter periods of time using more potent forms. Cortisol‑like medications are often used to treat inflammatory disorders such as asthma and rheumatoid arthritis. Unlike endogenous Cushing’s syndrome, exogenous Cushing’s syndrome may be alleviated by withdrawing the inciting medication.

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

The most common form of endogenous Cushing’s syndrome is called Cushing’s disease, which is typically caused by a benign pituitary tumor that secretes ACTH autonomously. Cushing’s disease represents approximately 70% to 80% of patients with endogenous Cushing’s syndrome. Other causes of endogenous ACTH-dependent Cushing’s syndrome include extrapituitary tumors producing ACTH, known as ectopic ACTH, or less often CRH (ectopic CRH). The source of ectopic ACTH/CRH secretion is most often small‑cell carcinoma of the lung or bronchial carcinoid tumors, but neuroendocrine tumors found in many different organs can also be sources. In a smaller number of cases, approximately 20%, endogenous Cushing’s syndrome is ACTH‑independent, meaning that it does not arise through tumor secretion of ACTH but rather results from excess secretion of cortisol itself in the adrenal gland by adrenocortical tumors, either benign or malignant, or by non‑malignant enlargement of the adrenal glands called hyperplasia.

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

An estimated 25,000 patients in the United States and 40,000 patients in Europe are diagnosed with endogenous Cushing’s syndrome. When first diagnosed, patients are most commonly adults aged 20 to 50 and five times more often women than men. However, endogenous Cushing’s syndrome is believed to be underdiagnosed due to lack of disease recognition, resulting in a delay in diagnosis of six years on average. Endogenous Cushing’s syndrome patients are believed to have a mortality risk two to three times that of the age-and-gender-matched general population, with cardiovascular disease, venous thrombosis and infections being the primary causes of death.

Current Treatment Landscape and Limitations of Current Treatment Options

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

A typical approach to drug therapy is to inhibit cortisol synthesis through the oral administration of an inhibitor of enzymes that regulate adrenal cortisol synthesis. Ketoconazole acts in this way and is the most widely used drug therapy for endogenous Cushing’s syndrome in the United States. Although approved in the European Union for this indication, ketoconazole is not approved for this indication by the FDA and is therefore prescribed “off-label”. The percentage of endogenous Cushing’s syndrome patients treated with ketoconazole monotherapy who achieve normalized levels of cortisol, assessed by measuring UFC has been reported from retrospective, uncontrolled studies, with varying definitions of normalization, to be between 33% and 100%. Data from a retrospective study of 200 patients in 14 French centers solely treated with ketoconazole for endogenous Cushing’s syndrome between 1995 and 2012 suggested that ketoconazole controlled cortisol in approximately 50% of patients and improved clinical symptoms. Also, beneficial effects of oral ketoconazole on clinical symptoms and signs that drive the morbidity and mortality of endogenous Cushing’s syndrome have been reported including reduction in high blood pressure, improvement of diabetes, and normalization of hypokalemia, or low potassium blood levels. However, some patients treated with ketoconazole experience tolerability issues and, in some cases, liver injury (also known as hepatotoxicity).

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

Metyrapone is another cortisol synthesis inhibitor that blocks cortisol in a different way than ketoconazole or Recorlev. It is not approved for treatment of Cushing’s syndrome in the US but is used off-label. Metyrapone  is approved for use in the United Kingdom and certain other countries as a therapeutic drug for CS.  Elsewhere, including in the US, it is approved as a diagnostic agent in Cushing’s disease. A drug that works through a similar pathway as metyrapone, called Isturisa (osilodrostat), was granted a marketing authorization in the European Union on January 15, 2020. Recordati, the owner of the global rights to osilodrostat, has filed an NDA for approval of osilodrostat with the FDA in the U.S.  Etomidate is an intravenously administered sedative that potently inhibits 11β-hydroxylase, like metyrapone and osilodrostat, and is highly effective to reduce cortisol, but its use is typically limited to the inpatient setting.

An alternative medical approach to treating Cushing’s syndrome targets pituitary tumors that produce ACTH (i.e., in Cushing’s disease). Among Cushing’s disease patients, the dopamine agonist cabergoline, which is not approved for use to treat Cushing’s disease in the United States, has been shown to achieve normalization of UFC levels, gold-standard evidence of disease control, in about 30% of patients. The SSA (somatosatin analog)  pasireotide, which is marketed as Signifor and Signifor LAR for the treatment of Cushing’s disease in the United States, has shown normalization of UFC levels with stable dosing of the immediate-release formulation in 15% of patients at a dosage of 600 µg twice-daily and in 26% of patients at a dosage of 900 µg twice-daily over a 6-month period. Certain SSAs, including Signifor, are known to have undesirable side effects on glucose metabolism. Forty percent of patients with Cushing’s disease treated with Signifor in its Phase 3 clinical trial reported the occurrence of hyperglycemia‑related adverse events, and in the cohort receiving Signifor 900 µg twice-daily,  glycated hemoglobin (“HbA1c”) increased from 5.8% at baseline to 7.3% at Month 6.

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

Mitotane is an adrenolytic agent (i.e. it destroys the adrenal gland at higher doses) that inhibits steroidogenesis non-selectively at low doses, mainly at 20,22-desmolase (cholesterol side-chain cleavage).  It seems to be used primarily in adrenocortical cancer, where it had an FDA indication.  There are no prospective clinical trials describing the use of mitotane in non-malignant endogenous CS, and it is not approved for that use.

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

Levoketoconazole Mechanism of Action and Preclinical Results

Recorlev, like ketoconazole, is a cortisol synthesis inhibitor that inhibits the cortisol synthesis pathway at multiple points. The following graphic illustrates the cortisol synthesis pathway:

Preclinical and pharmacokinetic data provide evidence that the efficacy of levoketoconazole to treat hypercortisolism is due primarily to the ability of levoketoconazole to inhibit adrenal cortisol synthesis. This conclusion is inferred from evidence that the antipode of levoketoconazole (dextroketoconazole) is a far less potent inhibitor of cortisol synthesis in vitro. Furthermore, the relatively greater potency of levoketoconazole to inhibit cortisol (and androgen) synthesis implies that, all else being equal, a lower dose of levoketoconazole could result in the same or better efficacy as a higher dose of ketoconazole, thus potentially reducing the risk of toxicity, such as liver toxicity, if such toxicity is contributed approximately equally by each enantiomer of ketoconazole. These conclusions are based on the following:

•

In in vitro studies, Recorlev was found to have markedly higher potency than its mirror‑image enantiomer, dextroketoconazole, in inhibiting the key human enzymes that regulate cortisol synthesis (CYP11B1 and CYP17A1). The inhibitory potency in vitro of levoketoconazole on these enzymes is approximately twice  that of ketoconazole, precisely the ratio that would be expected if levoketoconazole accounted for essentially all of the in vitro potency of ketoconazole. Combined with the pharmacokinetic profile of the enantiomers (below), these data suggest that essentially all in vivo cortisol inhibition observed following administration of ketoconazole can be ascribed to the single levoketoconazole enantiomer (the active ingredient of Recorlev).

•

The pharmacokinetics of the enantiomers also suggest a potentially larger therapeutic index of levoketoconazole relative to ketoconazole. The two enantiomers found within ketoconazole are present in equal amounts, but in a Phase 1 clinical trial in healthy subjects, it was observed that administration of ketoconazole resulted in integrated blood concentrations (i.e., exposure) of the single enantiomer, levoketoconazole that exceeded those of the other enantiomer, dextroketoconazole, by approximately three times. This observation suggests either that (i) dextroketoconazole is extracted by the liver to a greater extent than the other single enantiomer, levoketoconazole, and may therefore contribute more than levoketoconazole to the observed liver toxicity of ketoconazole or (ii) levoketoconazole is preferentially absorbed. Even if the liver-clearance of the enantiomers is not different, the higher blood levels of levoketoconazole upon dosing with racemate suggest that a lower amount of drug administration of the single levoketoconazole enantiomer may result in equivalent efficacy to a higher amount of drug administration of ketoconazole, assuming that levoketoconazole accounts for essentially all of the in vivo cortisol inhibition of the racemate (ketoconazole—see above).

•

Compared with ketoconazole, it was observed in in vitro studies that levoketoconazole is less potent than the  dextroketoconazole  in inhibiting the activity of CYP7A. CYP7A is the first and rate‑limiting enzyme for production of bile acids in the liver. While a role of CYP7A in liver injury is not established, this finding suggests a possible differential effect of the ketoconazole enantiomers on metabolic and detoxifying enzymes in the liver contributing to the reduced hepatotoxicity potential of levoketoconazole.

•

Preliminary evidence from studies performed in vitro using primary human hepatocytes suggests that at relevant pharmacological concentrations there are distinct differences between ketoconazole enantiomers in their propensity to perturb metabolic functions of the cells that favor levoketoconazole over dextroketoconazole or ketoconazole. Such differences are believed to be relevant clinically as they suggest differences in the potency of these compounds to induce metabolic abnormalities that are believed to contribute to cell death under certain conditions. The totality of evidence from these ongoing studies indicates that dextroketoconazole has at least as much potential to induce dose-related liver cell toxicity as levoketoconazole in primary human hepatocytes in vitro, supporting the rationale for elimination of dextroketoconazole to maximize the benefit and minimize the risks of chronic ketoconazole therapy in CS.

Clinical Trials of Recorlev in Diabetes

Previously, Recorlev (then named DIO-902) was studied clinically for the treatment of type 2 diabetes. DiObex, our licensee from 2004 to 2008, initiated three clinical trials to investigate the use of levoketoconazole for treatment of type 2 diabetes and two clinical drug-drug interaction studies in healthy volunteers. Results from these studies established the clinical pharmacology profile of levoketoconazole, contributed to an understanding of its potential efficacy in type 2 diabetes and established preliminary clinical safety and tolerability profiles.

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

A safety signal of elevated serum transaminases was identified in the DIO-502 and DIO-503 studies. Three of 129 randomized and treated patients were discontinued prematurely from the studies as required by the safety monitoring plan for elevated LFTs. All three were receiving levoketoconazole and atorvastatin study therapies at the time of their adverse events. Among these three patients, LFTs returned to normal after study drug was discontinued. Three other patients had modest elevations in LFT levels that led to elective premature study withdrawal (i.e. not dictated by the safety monitoring plan). The LFT levels in these three patients also returned to normal after study drug was discontinued. Four additional patients required close monitoring of LFTs following an observed LFT abnormality, per protocol, and had resolution of their LFT abnormalities while receiving study drug. A detailed analysis of the liver transaminase elevations in this study showed that there was no correlation between the dose of levoketoconazole and abnormal liver transaminases. A safety signal consistent with drug-induced QTc prolongation was also observed in one of the drug-drug interaction studies.

Owing to the known risks of liver injury and QTc prolongation with ketoconazole and the observed safety signals in the Phase 2 program in type 2 diabetes, suspected liver injury and QTc prolongation (including related cardiac adverse events) were pre-defined as adverse events of special interest (“AESIs”) in the Phase 3 Cushing’s syndrome studies.

Recorlev Phase 3 Clinical Trials in Cushing’s syndrome

SONICS Phase 3 Clinical Trial

We enrolled 94 patients in our SONICS Phase 3 clinical trial in the United States, Canada, the European Union and the Middle East. This clinical trial was conducted pursuant to a U.S. Investigational New Drug for Recorlev for the treatment of endogenous Cushing’s syndrome that took effect in May 2013. The last patient visit occurred in November 2018.

Following a screening phase, SONICS had three distinct treatment phases. During the dose titration (DT) phase, patients started dosing at 150 mg twice daily (300 mg total daily dose) and titrated in 150 mg increments up to a maximum 600 mg twice daily (1,200 mg total daily dose) as needed and tolerated to control cortisol and improve patient signs and symptoms. Following the dose titration phase, once an individualized therapeutic dose had been reached, patients entered the maintenance phase during which the dose was to be regarded as fixed unless it needed to be changed for safety reasons, including loss of efficacy. At the end of the six-month maintenance phase, the UFC responder rate, which is the primary endpoint of the clinical trial, was determined. Patients who completed the maintenance phase were asked to enter an extended evaluation phase to provide additional safety and efficacy data. Throughout the entire clinical trial, various measurements for safety and efficacy were taken.

The primary endpoint of the clinical trial was the proportion of patients with UFC response to Recorlev, defined as a reduction in mean 24‑hour UFC levels to levels that are equal to or less than the upper level of normal range following six months of treatment in the maintenance phase without a dose increase (during the maintenance phase).

Key secondary endpoints included the number of patients with at least a 50% decrease in UFC levels, changes in blood sugar, blood pressure, cholesterol and weight compared to baseline, effects on clinical signs and symptoms of Cushing’s syndrome, quality of life measures obtained from the Cushing’s syndrome quality of life questionnaire and the severity of depression obtained from the Beck’s Depression Inventory II.

The clinical trial was also designed to investigate the pharmacokinetics of Recorlev in patients with endogenous Cushing’s syndrome.

Below is a diagram of the SONICS clinical trial design:

Several elements of the SONICS clinical trial design were informed by the clinical development pathway of currently approved drug therapies in the United States and the European Union. Additionally, we incorporated advice from the CHMP and FDA into the design of the clinical trial. The FDA recommended use of a concurrent control group in SONICS. However, SONICS utilized an open‑label, single‑arm design because use of a placebo control in a long-term, parallel-arm monotherapy design was considered unethical or infeasible to enroll, depending on the specific country or clinical trial site under consideration. Studies lacking a concurrent control group are more likely to be subject to unanticipated variability in study results that can potentially lead to flawed conclusions because they do not allow for discrimination of patient outcomes. As a result, even if we achieved the clinical trial’s endpoints, the FDA or other regulatory authorities could view our study results as potentially biased. We have attempted to control for bias in our SONICS trial via the use of strict evidence of active disease at baseline based on objective measures, an objectively measured primary endpoint with repeated longitudinal assessments, and implementation of a strict data restriction plan that severely limited exposure to efficacy data at the Sponsor.

The primary objective of normalized mean UFC (mUFC) without an increase in the therapeutic dose over the preceding six months was achieved among 30% of all enrolled patients at the final visit of the 6-month maintenance phase. Statistical significance of the primary endpoint analyzed using the intent-to-treat population was achieved, having excluded an mUFC normalization rate at the 6-month time point of 20% or lower (1-sided p = 0.0154; 2‑sided p = 0.031.) Sensitivity analyses and secondary and exploratory analyses of mUFC response were all supportive of and suggested greater efficacy of levoketoconazole than the primary endpoint analysis, indicative of a conservative primary analysis method.

Evidence of clinical benefit from levoketoconazole was further demonstrated by improvements in several pre-defined, key secondary endpoints of cardiovascular risk (i.e., cardiometabolic comorbidities of CS) in the maintenance-completer study population including highly statistically significant (maintaining overall type 1 error at 5%) and clinically meaningful decreases from baseline in mean fasting glucose, hemoglobin A1C, total and low-density lipoprotein‑cholesterol and body weight.

Safety and tolerability findings throughout the DT and maintenance phases indicate that levoketoconazole was generally well tolerated, with a discontinuation rate due to adverse events of 13% and no new safety signals observed relative to the prior experience with the drug in type 2 diabetes. Fourteen of 94 patients (15%) reported one or more serious adverse events (SAE), and in 4 patients an SAE was deemed drug-related by investigators (1 case of elevated liver function tests, 2 cases of prolonged QTc, and 1 case of adrenal insufficiency). One patient death not considered drug-related (colon cancer; preferred terms of adenocarcinoma of colon and metastases to liver), was reported during the maintenance phase.

Liver-related adverse events were considered adverse events of special interest (AESIs) in SONICS and are of particular interest in light of serious hepatotoxicity reported rarely among users of ketoconazole. Seven (7.4%) patients were reported as having an AESI related to the liver, and five of the seven discontinued study drug permanently at the time of the event; the other two resumed study drug after interruption, although one of the two later discontinued.

Transaminases were measured routinely at least every other week during dose titration and at least monthly during the maintenance phase. At the baseline visit, 96% of patients enrolled had alanine aminotransferase (ALT) within the normal reference range. During treatment ALT did not exceed 20x ULN in any patient, and no Hy’s Law cases were reported. Three (3.2%) patients were recorded with a post-baseline ALT value greater than 5x ULN and an additional seven (7.4%) of patients had at least 1 ALT value greater than 3x ULN at any time after baseline. Most ALT elevations occurred during dose titration, and all elevations over 3x ULN occurred by Month 2 of the maintenance phase. The aspartate aminotransferase values measured in these cases moved in the same direction as ALT but were less elevated. No patient had a total bilirubin level >1.5x ULN at any time. There was no obvious dose relationship among the cases, and each case was fully reversible upon drug interruption/discontinuation without clinical sequelae. It is not yet known if such events are predictable within an individual, but routine monitoring effectively identified elevated transaminase cases when they were mild and usually asymptomatic.

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

Complete results from our SONICS trial through the end of the maintenance phase were subsequently published in a peer-reviewed journal. Fleseriu M. et al. Efficacy and safety of levoketoconazole in the treatment of endogenous Cushing’s syndrome (SONICS): a phase 3, multicentre, open-label, single-arm trial. Lancet Diabetes Endocrinology; published online Sep 18, 2019.

The Top-Line results of our Extended Evaluation Phase of our Phase 3 SONICS trial of Recorlev showed that Recorlev was generally well-tolerated during the extended evaluation phase and no new drug-related safety signals were observed:

•	60 out of 61 trial participants who completed the maintenance phase elected to participate in the extended evaluation phase;
•	Of the 60 patients that entered the extended evaluation phase, 46 patients completed it;
•	Data were collected twice, at three-month intervals, which is common practice for the long-term follow-up of chronic medical therapy for endogenous Cushing’s syndrome;
•	Four patients (6.7%) discontinued due to adverse events;
•

No patients (0%) experienced an increase in either alanine aminotransferase (ALT) or aspartate aminotransferase (AST) greater than three times (3x) the upper limit of normal and there were no (0%) reported adverse events of special interest (AESI) related to liver injury or dysfunction;

•

The most commonly reported (≥5%) treatment-emergent adverse events (TEAEs) in the extended evaluation phase were arthralgia (7%), QTc prolongation (7%), headache (7%), hypokalemia (7%), and nasopharyngitis (5%); QTc prolongation greater than 460 msec was not observed in the extended evaluation phase; and

•	Nausea (2%) and headache (7%) were reported at lower rates as compared to the previously reported aggregate rates of 32% (nausea) and 28% (headache) from the dose titration and maintenance phases.

A summary of Recorlev extended evaluation phase efficacy results:

•	In this exploratory evaluation, an observed-case analysis of completers was used to evaluate mUFC responders;

•	At the end of the extended evaluation phase, normalization of mUFC was observed in 41% of patients, and normalization of, or at least 50% improvement in, mUFC was observed in 68% of patients;
•	Clinically meaningful improvements in key cardiovascular risk markers (hemoglobin A1c, fasting glucose, total and LDL-cholesterol) were observed throughout the extended evaluation phase; and
•	Weight loss and reduction in body mass index (BMI) continued throughout the extended evaluation phase.

LOGICS Phase 3 Clinical Trial

LOGICS is our second Phase 3 clinical trial of Recorlev for the treatment of endogenous Cushing's syndrome. The LOGICS trial is intended to supplement the long-term efficacy and safety data from the SONICS trial. LOGICS includes a double-blind, placebo-controlled, randomized-withdrawal phase of 8 weeks duration, targeting enrollment of approximately 46-54 patients in the randomized withdrawal phase of the trial following an open-label titration and maintenance phase of approximately 14 weeks. Top-line data following the randomized-withdrawal phase of LOGICS is expected at the end of second quarter or during the third quarter 2020. The addition of a concurrent control group in LOGICS is an attempt to address the FDA’s request for such a control group that was absent in our SONICS trial.

Following a screening phase, LOGICS has three distinct treatment phases for patients who did not participate in SONICS and two distinct phases for some of those who did participate in SONICS. The first phase, which is only intended for patients new to levoketoconazole or for those who require re-establishment of a therapeutic dose, is dose titration and maintenance.  During the dose titration and maintenance phase, patients start at 150 mg twice daily dosing (300 mg total daily dose) and titrate in 150 mg increments up to a maximum 600 mg twice daily dosing (1,200 mg total daily dose) as needed and as tolerated to achieve and maintain normalization of mUFC for at least 4 weeks at their individualized therapeutic dose.  The total duration of this phase is a minimum of approximately 14 weeks and up to approximately 19 weeks.  SONICS-completers who were currently receiving a stable therapeutic dose skip dose titration and maintenance and proceed directly to the second phase, where they are joined by those who progressed through the first phase. The second phase is randomized-withdrawal, during which patients are randomly assigned to either continue active treatment with levoketoconazole or be switched to a matching placebo using the same tablet number. The primary efficacy endpoint comes at the end of the randomized-withdrawal period, which lasts approximately 8 weeks for each patient (and may end sooner if a “rescue” is needed). The primary endpoint is the proportion of patients with a loss of established UFC response in the placebo group compared with that proportion in the levoketoconazole group. The final phase of LOGICS is the restoration phase, during which all patients once again receive active therapy. In order to conceal the therapy in the randomized-withdrawal phase, it was necessary to blind the therapy during restoration using twice the number of tablets (one active and one placebo). Throughout the entire clinical trial, various measurements for safety and efficacy are taken.

Below is a diagram of the LOGICS clinical trial design:

OPTICS Phase 3 Clinical Trial

In 2018, we initiated a long-term, open-label extension trial with Recorlev (“OPTICS”) to capture longer-term safety, tolerability and efficacy data from patients who complete either SONICS or LOGICS and who choose to continue therapy with Recorlev. OPTICS will continue to accrue data for a minimum of three years, with a plan to allow patients to continue participating in the trial until Recorlev has become available in their own country. We might be required by the FDA and the EMA to collect additional safety data post‑approval.

Clinical Trials Summary

We believe that SONICS has (1) demonstrated consistent and significant clinical benefit by meeting the primary endpoint of the trial, specifically the responder rate measured as normalization of UFC levels at the 6-month time point without need for dose increase during the 6-month maintenance phase and (2) shown consistent improvement of objectively quantifiable biomarkers of endogenous Cushing’s syndrome comorbidities, such as blood glucose, blood lipids, blood pressure or weight, and improvement of other clinical signs and symptoms of endogenous Cushing’s syndrome, and thus it would be regarded by regulators as adequate proof of efficacy in this rare disease with a high unmet medical need.  Therefore, we consider LOGICS as a mechanism for providing independent evidence of efficacy of Recorlev in a placebo-controlled and blinded trial rather than serving as sole or primary evidence of efficacy for Recorlev in endogenous Cushing’s syndrome.  Furthermore, if approved, LOGICS has the potential to provide adequate evidence of efficacy durability beyond one year of therapy in the subset of patients who were previously enrolled in SONICS. Finally, we believe that the combination of SONICS and LOGICS will provide an adequate demonstration of the long-term safety and tolerability of Recorlev in patients with endogenous Cushing’s syndrome.  In total, over 160 unique patients with this condition will have been treated with Recorlev in our SONICS and LOGICS trials, and some patients will have been treated with Recorlev for more than 4 years at the time of first NDA submission.

Recorlev Regulatory Background

In the United States, levoketoconazole is considered a new active substance. Upon completion of the clinical development program for Cushing’s Syndrome, we intend to file for marketing authorizations in the United States and elsewhere.  In the United States, an NDA, which is a prerequisite to marketing authorization, can be submitted under one of a number of approval paths defined in the Federal Food, Drug, and Cosmetic Act.  Following consultations with the

FDA, we determined that the 505(b)(2) approval pathway, which permits an NDA applicant to rely on data from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference, is the appropriate pathway for a Recorlev NDA.  Because a 505(b)(2) NDA approval can rely in part on data already accepted by the FDA or otherwise publicly available, an abbreviated and reduced development program may be possible.  In the case of Recorlev, we intend to rely in our NDA on published literature and the FDA’s prior findings concerning the safety and/or effectiveness of ketoconazole.  A similar marketing authorization path is available in most of the rest of the world, and we anticipate that the studies supporting U.S. approval will likewise support approvals to market Recorlev elsewhere, including in the European Union. The FDA has acknowledged that no additional preclinical investigations will be required for Recorlev prior to an NDA filing. The EMA’s CHMP has requested a study of reproductive toxicity that may be completed prior to filing for marketing authorization in Europe, pending further discussions.

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

Veldoreotide Modified-Release —a Novel Somatostatin Analogue

Overview

In June 2015, we acquired veldoreotide, a novel multi‑receptor targeted somatostatin analog (“SSA”) that has the potential to be a next-generation somatostatin analog to provide a new and differentiated treatment option for patients with conditions amenable to somatostatin receptor activation. We acquired veldoreotide as part of our strategy to build our rare endocrine franchise. At the time of acquisition, veldoreotide was in Phase 2 clinical development as a treatment for acromegaly in its original, immediate-release formulation. Acromegaly is a rare endocrine disorder that most commonly results from a benign tumor of the pituitary gland, leading to excess production of growth hormone and IGF‑1. The treatment goal is the normalization of growth hormone and IGF‑1, which is the main cause of the detrimental clinical signs and symptoms of acromegaly.

SSAs are peptides that are currently administered as deep subcutaneous or intramuscular injections, typically as long-acting formulations for monthly injections.  They are the most commonly used drug therapy for the treatment of acromegaly and work by binding to specific subtypes of somatostatin receptors SSTs that are expressed by the tumor. Binding of SSAs to these SSTs leads to the beneficial inhibition of growth hormone secretion but can also result in the unwanted inhibition of secretion of other endocrine hormones such as insulin and glucagon in the pancreas. Like other current SSAs, veldoreotide is a peptide that we are developing for injection. In contrast to approved SSAs, veldoreotide activates a different subset of SSTs. Like the marketed SSAs, it binds and activates signaling via SST2 and SST5. However, in contrast to the approved SSAs, which primarily target one or the other of SST2 or SST5, veldoreotide binds and activates SST2 and SST5 approximately with equal potency. Veldoreotide also has a high affinity for SST4, a receptor believed to be important to modulating pain signals in the peripheral nervous system. Veldoreotide does not bind to SST3 or the mu-opiate receptor at pharmacological concentrations. In vitro data suggest that a higher proportion of human adenomas are a target for growth hormone inhibition by veldoreotide as compared to octreotide, which is referred to as a single receptor targeted SSA that binds and activates predominantly via SST2, potentially resulting in an increased responder rate. Nonclinical data indicate that postprandial insulin secretion and gallbladder motility are both less inhibited by veldoreotide as compared with octreotide.

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

Immediate release veldoreotide would require three injections per day for therapeutic effect and therefore we believe it is not commercially feasible. We have formulated veldoreotide as a modified-release, long-acting product using PLGA microsphere technology. Preliminary nonclinical studies suggest that an injection volume suitable for subcutaneous administration may be feasible for once-weekly dosing in humans. Depending on the results of ongoing exploratory nonclinical studies, we may elect to pursue a development pathway for veldoreotide modified-release that may include acromegaly or may include therapeutic uses outside of acromegaly or endocrinology in general. These ongoing nonclinical studies will provide more information on the development path for veldoreotide in 2020. Regardless of indication(s) to be pursued, further development will require preclinical safety (toxicology) studies as well as manufacturing scale-up before the newly formulated product can enter clinical testing. We anticipate that such preclinical studies, once begun, will take at least 18 months to complete.

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

We believe the preliminary clinical findings from these trials corroborate the profile of veldoreotide observed in nonclinical studies, which suggested inhibition of growth hormone secretion without detrimental effects on post‑meal insulin or glucose metabolism. These preliminary findings contrast favorably with the well‑described insulin and glucose perturbations caused by octreotide, lanreotide and pasireotide, and we may conduct additional clinical trials to evaluate the clinical profile of veldoreotide and possibly its differentiation from existing SSAs. We believe veldoreotide potentially could confer therapeutic advantages relative to currently approved SSAs as a treatment for somatostatin-responsive conditions. The following table summarizes the completed clinical trials with immediate-release veldoreotide.

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

Macrilen

In January of 2018, Strongbridge Ireland Limited, one of our wholly-owned subsidiaries, acquired the U.S. and Canadian rights to Macrilen (macimorelin), the first and only oral drug approved by the FDA for the diagnosis of patients with adult growth hormone deficiency. We launched Macrilen in the United States in July 2018.

In December 2018, we sold Strongbridge Ireland Ltd. to Novo for $145 million plus tiered royalties on net sales of Macrilen through 2027. Between January 1, 2019 and December 31, 2021, Novo will pay to us 12% of annual net sales of Macrilen in the U.S. Between January 1, 2022 and December 31, 2027, Novo will pay to us (i) 4% of any portion of annual net sales in the U.S. up to $100 million and (ii) 8% of any portion of annual net sales in the U.S. greater than $100 million. The royalty payments are subject to certain conditions and reductions, including if Macrilen is no longer covered by a valid claim of a patent in the United States and Novo or its affiliates no longer hold exclusive marketing rights granted by the FDA. In connection with the sale, we entered into a services agreement with Novo pursuant to which Novo agreed to fund the costs of 23 of our field-based employees to provide full-time ongoing services to Novo, including the promotion of Macrilen in the U.S., for a period of three years. In December 2019, we reached an agreement with Novo to terminate the services agreement. We received a $6 million payment in connection with such termination, and we will no longer provide services to Novo.

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

Commercialization Strategy

After acquiring the U.S. marketing rights for Keveyis in December 2016, we established sales, marketing, market access and patient services capabilities. We believe, based on our market research, that there are approximately 4,000 to 5,000 patients in the U.S. diagnosed with PPP and we believe that we can address the market by targeting physicians who are managing patients with PPP, including neuromuscular specialists, general neurologists and primary care physicians.

Given the current stage of product development of our product candidates, we have not yet fully established a commercialization infrastructure specifically dedicated to our product candidates still in development, although we do plan to leverage our current commercial infrastructure where possible. As with Keveyis, in the U.S. we intend to independently commercialize our rare disease-focused product candidate, if approved. For product candidates approved outside of the U.S. we will evaluate the best approach to commercialization on a country by country basis—we may choose to independently commercialize but we could choose to partner, use a distributor, or sell the rights among other choices. We believe that we can address the market of our current late-stage product candidate by targeting endocrinologists that are focused on the diagnosis and treatment of rare pituitary disorders primarily stemming from benign tumors.

Our commercial strategy for our late-stage rare endocrine product candidate, if approved, will encompass promoting its unique benefits, as well as a concerted effort to raise awareness about the underlying diseases among the physician/patient community with the goal of increasing the rate of diagnosis when the symptoms may otherwise be overlooked. We believe the combination of our commercial efforts and our late-stage rare endocrine product candidate profile will facilitate our ability to successfully gain usage in our target markets.

Manufacturing

We do not have internal manufacturing capabilities and intend to continue to rely on third parties to produce Keveyis and our product candidates.

We have a supply agreement with Taro to produce Keveyis. We are obligated to purchase certain annual minimum amounts of product totaling approximately $29 million over a six-year period from Taro. As of December 31, 2019, our remaining obligation was $19.0 million. The supply agreement may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If the supply agreement is terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf.

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

Our policy is to seek to protect our proprietary position generally by filing patent applications initially at the USPTO. After this initial phase, patent applications claiming priority to the initial application are filed in various countries, including the United States, Europe and Canada. In each case, we determine the strategy and territories required after discussion with our patent counsel with the goal of obtaining relevant coverage in territories that are or may be commercially important to us and our product candidates. We will additionally rely on orphan drug designation exclusivity and patent term extensions when available. We also rely on trade secrets and know‑how relating to our underlying product technologies. Prior to making any decision on filing any patent application, we consider with our patent counsel whether patent protection is the most sensible strategy for protecting the invention concerned or whether the invention should be maintained as confidential.

We own or license 49 granted patents, of which seven are U.S. issued patents. We also own or license 30 pending patent applications, of which 19 are U.S. patent applications.

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

Recorlev

We own 46 issued patents related to our product candidate, Recorlev. Issued claims in these patents are directed to methods of treatment of various diseases or conditions associated with elevated cortisol levels or activity using Recorlev. The patents have been granted in major territories including the U.S., Europe, China and Japan and expire in 2026, 2027 and 2030. We have three pending U.S. patent applications and 1 Patent Cooperation Treaty (PCT) patent application directed to methods of treating a disease or condition associated with elevated cortisol levels or activity, including Cushing’s syndrome, with Recorlev. One of the issued patents in the United States is directed to reducing C-reactive protein levels and systemic inflammation through administration of a once-daily dose of Recorlev that expires in 2030. In addition to any patent exclusivity, we intend to rely on orphan drug designation exclusivity for Recorlev.

Veldoreotide

We own two issued patents and one patent application in the U.S. related to our product candidate, veldoreotide.  One of the patents issued in the U.S. contains claims covering a modified-release formulation and a method of manufacturing the formulation.  This patent expires in 2037.  We have filed eight patent applications that include substantially similar proposed claims in other countries including China, Japan, Canada and various countries in Europe.  In addition to any patent exclusivity, we intend to rely on orphan drug designation exclusivity for veldoreotide.

Keveyis

We acquired U.S. marketing rights to Keveyis in late 2016.  We are not aware of any issued patents related to Keveyis. We have filed fourteen patent applications in the United States and three PCT patent applications related to Keveyis.  Although we intend to rely primarily on orphan drug designation exclusivity for Keveyis, we also expect to continue to prosecute such patent applications and explore additional life cycle management opportunities for Keveyis.

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

We are aware of several companies focused on developing or marketing therapies for rare neuromuscular and endocrine disorders. For our product candidates, the main competitors include:

•

Recorlev: A number of therapies are currently approved or in various stages of development for endogenous Cushing’s syndrome. Currently, there are no therapies broadly marketed for the treatment of endogenous Cushing’s syndrome patients in the U.S. Korlym (mifepristone) is a cortisol receptor blocker indicated to control hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. Signifor (pasireotide) and Signifor LAR are marketed by Recordati in the United States and are indicated for the treatment of adult patients with Cushing's disease (a subset of Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative. A number of products, including ketoconazole, mytripone, cabergoline, mitotane and etomidate are used off-label for the treatment of Cushing’s Syndrome in the U.S. Ketoconazole, metyrapone and mitotane are marketed by HRA Pharma in certain European countries. Products in development include Osilodrostat (LCI699), an 11β-HSD2 inhibitor, is currently in Phase 3 clinical development in Cushing’s disease in the United States by Recordati, and received EMA approval in Cushing’s disease in the European Union in 2019.  Corcept Therapeutics is developing relacorilant (CORT125134), a selective glucocorticoid receptor antagonist, currently in Phase 3 for Cushing’s syndrome. AstraZeneca PLC. is developing AZD-4017 inhibitor of  11beta-hydroxysteroid dehydrogenase 1 (11BHSD1), currently in Phase 2. Synchronicity Pharma Inc. is developing SHP-1705, which acts by modulating cryptochrome (Cry) receptor activity, currently in Phase 1.

•

Veldoreotide:  A number of acromegaly therapies are currently approved and in various stages of development.  There are currently three approved SSA therapies for acromegaly in the United States: Sandostatin LAR (octreotide) marketed by Novartis; Signifor LAR (pasireotide) marketed by Recordati; and Somatuline Depot (lanreotide) marketed by Ipsen.  There is one growth hormone receptor antagonist, Somavert (pegvisomant), marketed by Pfizer.  Chiasma had filed an NDA in the United States for RG-3806 (Mycapssa), an oral octreotide formulation in 2015, and received a Complete Response Letter wherein FDA stated that it did not believe the company’s application had provided substantial evidence of efficacy to warrant approval, and advised Chiasma that it would need to conduct another clinical trial in order to overcome this deficiency.  In January 2020, the FDA accepted the company’s NDA resubmission seeking marketing approval of MYCAPSSA in the U.S. The PDUFA target action date is June 26, 2020. Additional therapies (owner) are in Phase 2 clinical development for acromegaly: CRN-00808 an oral SSA (Crinetics); IONIS-GHR-LRx, an antisense inhibitor of the GH receptor (Ionis); CAM‑2029, octreotide long‑acting (Camurus); ITF‑2984 (Italfarmaco); atesidorsen (ATL-1103), an antisense inhibitor of GH receptor (Antisense Therapeutics), octreotide acetate (Enesi), octreotide acetate LAR (GP Pharm SA), Somadex  a somatostatin receptor agonist (DexTech Medical AB)

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

Government Regulation

Product Approval Process in the United States

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

Healthcare Reform

In the United States and foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our current and future business and operations.

In particular, there have been and continue to be a number of initiatives at the U.S. federal and state level that seek to reduce healthcare costs and pharmaceutical costs. Initiatives to reduce the federal deficit and to reform healthcare delivery are increasing cost‑containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability.

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

Segment and Geographical Information

Information on our total revenues by product attributed to customers who represented at least 10% of our total revenues in each of 2019 and 2018, is included in Note 15 to our consolidated financial statements.

The following table represents total long-lived assets by location (in thousands):

	December 31, 2019	December 31, 2018
United States	$291	$294
Total long-lived assets (1)	$291	$294

(1)	Long-lived assets consist of property and equipment.

Employees

As of December 31, 2019, we had 71 full‑time employees, working in the United States or Ireland. Of these full‑time employees, 27 were engaged in research and development, 30 were engaged in commercial activities including sales, marketing and market access, and 14 were engaged in other general and administrative activities.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4 and 5 and proxy statements, as well as all amendments to those reports are available free of charge through our investor relations website at www.strongbridgebio.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Our SEC filings are also available to the public over the Internet at the SEC’s website at www.sec.gov.

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

Until we acquired the U.S. marketing rights to Keveyis, in December 2016, we were a development-stage biopharmaceutical company. We have a limited operating history and have not yet demonstrated an ability to obtain regulatory approval for, or manufacture and commercialize, a product candidate.

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

To date, we have financed our operations primarily through private placements of equity securities, the proceeds from our initial public offering of ordinary shares in the United States in October 2015 and subsequent follow-on public offerings, our at-the-market facility, debt financings and our sale of our subsidiary, Strongbridge Ireland Limited, which owned the rights to Macrilen.

Our ability to achieve and maintain profitability in the future will depend on our ability to obtain regulatory approval for our product candidates and to generate sufficient revenues from product sales and royalties.

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

Furthermore, we anticipate that our expenses may continue to increase as we:

•	change or add manufacturers or suppliers;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	seek to maintain, protect and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our commercialization efforts;
•

experience any delays or encounter issues with any of the above, including, but not limited to, failed preclinical studies or clinical trials, complex results, safety issues or other regulatory challenges that may require either longer follow-up of existing preclinical studies or clinical trials or limitation of additional preclinical studies or clinical trials in order to pursue regulatory approval;

•	make up-front, milestone or other payments under any asset acquisition, supply, or license arrangements; and
•	seek to identify, assess, in-license, acquire and develop additional product candidates.

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

We are highly dependent on our key personnel, including our executive chairman, chief operating officer, chief financial officer and chief medical officer, as well as our ability to recruit, retain and motivate additional qualified personnel.

We are highly dependent on John Johnson, our Executive Chairman, Richard Kollender, our Chief Operating Officer, Robert Lutz, our Chief Financial Officer, and Dr. Fredric Cohen, our Chief Medical Officer, as well as certain other executive officers. Any member of management or employee can terminate his or her relationship with us at any time. Although we have included non-compete provisions in their respective employment agreements such arrangements might not be sufficient for the purpose of preventing such key personnel from entering into agreements with any of our competitors. The inability to recruit and retain qualified personnel, or the loss of Messrs. Johnson, Kollender or Lutz, Dr. Cohen or certain other executive officers, could result in competitive harm as we could experience delays in reaching our in-licensing, acquisition, development and commercialization objectives.

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

If we are unable to effectively build, train and equip our sales force, our ability to successfully commercialize Keveyis, and any other products we acquire or for which we receive regulatory approval will be harmed.

Prior to our launch of Keveyis in April 2017, we had no experience commercializing products on our own. In order to successfully commercialize Keveyis, and any other products we acquire or for which we receive regulatory approval, we must maintain our current sales, marketing, distribution, managerial and other non-technical capabilities. The continued maintenance and/or potential expansion of our commercial organization will be expensive and time-consuming, and our resources may be limited compared to some of our competitors.

We have expended significant time and resources to train our sales force to be effective in their sales efforts for Keveyis. However, we have and are likely to continue to experience turnover of the sales representatives that we have hired or will hire, requiring us to train new sales representatives.

If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians and other potential customers about the benefits of Keveyis and any other products we acquire or for which we receive regulatory approval, and their proper administration and label indication, as well as any associated patient access programs, our efforts to successfully commercialize products could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.

Future revenues from product sales and/or royalties may be lower than expected.

Efforts to educate the medical community and third-party payors on the benefits of Keveyis and any other product candidates for which we receive regulatory approval may require significant resources and may not be successful. If the products we promote do not achieve an adequate level of market acceptance, we may not generate significant revenues from product sales and/or royalties or any profits from operations. The degree of market acceptance of Keveyis and any product candidates for which we receive regulatory approval will depend on a variety of factors, including, but not limited to:

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

In addition, the potential market opportunity for any pharmaceutical product is difficult to estimate precisely. Our estimates of the potential market opportunity for Keveyis and our two product candidates are predicated on several key assumptions derived from industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions may be inaccurate. If any of our assumptions proves to be inaccurate, then the actual market for these products and product candidates, if approved, could be smaller than our estimates of the potential market opportunity. If the actual markets for these products and product candidates, if approved, are smaller than we expect, or if they fail to achieve an adequate level of acceptance by physicians, health care payors and patients, the revenue we recognize from product sales and/or royalties may be limited and we may be unable to achieve or maintain profitability. Further, given the limited number of treating physicians, if we are unable to convince a significant number of such physicians of the value of these products, we may be unable to achieve a sufficient market share to make our products profitable.

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

We will rely on orphan drug exclusivity in the marketing and sales of Keveyis and intend to rely on orphan drug exclusivity in the marketing and sale of Recorlev, if approved. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, method of use, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, "Approved Drug Products with Therapeutic Equivalence Evaluations," known as the "Orange Book." If there are patents listed in the Orange Book, a 505(j) or 505(b)(2) applicant that seeks to market its product via an ANDA before expiration of the patents must include in the ANDA what is known as a "Paragraph IV certification," challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, final approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

Accordingly, with respect to Keveyis, and if Recorlev or any of our other product candidates is approved, competitors could file ANDAs for generic versions of our product candidates, or 505(b)(2) NDAs that reference our product candidates, respectively. If there are patents listed for our products or product candidates in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict whether any patents issuing from our pending patent applications will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit.

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

We expect that we will need additional funding in order to complete the development of veldoreotide and to commercialize our two product candidates if they are ultimately approved by the FDA, EMA or any comparable foreign regulatory agency.

We are currently advancing two product candidates through clinical development, Recorlev and veldoreotide. While we expect that our costs associated with the clinical development of Recorlev will decrease as we complete the associated clinical trials, we expect that we will require additional capital to complete the clinical development of veldoreotide and will require further funding to commercialize Recorlev and/or veldoreotide if either or both of them are ultimately approved for marketing by the FDA, EMA or any comparable foreign regulatory agency. Our future funding requirements will depend on many factors, including, but not limited to:

•	the amount and timing of revenue that we receive from Keveyis sales and Macrilen royalties and the sales from any product candidates that are approved for marketing;
•	the costs of expanding our sales, marketing, distribution and administrative capabilities;
•	the scope, rate of progress, results and cost of our clinical trials, nonclinical testing, and other related activities;
•

the cost of formulation, process development, manufacturing of clinical supplies, and establishing commercial supplies of our product candidates and any other product candidates that we may develop, in-license or acquire;

•	the timing of any regulatory approvals;
•	the number and characteristics of product candidates that we pursue, including any additional product candidates we may in-license or acquire;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•	the cost, timing and outcomes of regulatory approvals;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any required milestone and royalty payments thereunder; and

•	the emergence of competing technologies and their achieving commercial success before we do or other adverse market developments; and
•	the price we can charge for current and future products in the United States and globally, and the amount of third party reimbursement we can secure, and any sales deductions required.

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

In the case of our two product candidates results from any Phase 3 clinical trials may differ from earlier results due to the larger number of patients, clinical trial sites and additional countries involved in our Phase 3 clinical trials. Furthermore, different countries have different standards of care and different levels of access to care for patients, which in part drives the heterogeneity of the patient populations that enroll in our studies. In August 2018, we announced statistically significant positive top-line results from our SONICS Phase 3 clinical trial for Recorlev. However, there can be no assurances that the final results will be positive or that the results from our LOGICS trial, which is expected at the end of second quarter or during the third quarter 2020, will be positive.

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

In addition, we are currently conducting clinical trials in a number of countries outside the United States. Unforeseen global instability, including political instability, or instability from an outbreak of pandemic or contagious disease, such as the novel coronavirus, in or around the countries in which we conduct our clinical trials, could affect our ability to enroll patients in our clinical trials in these countries, prevent patients already enrolled from completing our clinical trials, and/or cause other trial delays or otherwise adversely impact our clinical trials.

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

We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may be exposed to sub-optimal quality and reputational harm, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third parties, including CROs, collaborative partners, and independent investigators to analyze, collect, monitor, and manage data for our ongoing nonclinical and clinical programs. We rely on third parties for execution of our nonclinical and clinical studies, and for estimates regarding costs and efforts completed, and we control only certain aspects of their activities. We are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors and partners are required to comply with GMP, GCP, and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, and comparable foreign regulatory authorities for all of our product candidates in development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our CROs or other vendors and partners, including the sites at which clinical studies are conducted, fail to comply with applicable regulations, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA, or comparable foreign regulatory authorities may deny approval and/or require us to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the approval process. We cannot make assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations or that nonclinical studies comply with GLP regulations. In addition, our clinical studies must be conducted with products produced under GMP regulations. If the regulatory authorities determine that we have failed to comply with GLP, GMP, or GCP regulations, they may deny approval of our product candidates and/or we may be required to repeat clinical or nonclinical studies, which would delay the regulatory approval process.

Our CROs and other vendors and partners are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our on-going nonclinical and clinical programs. If our vendors and partners do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical studies may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs and other vendors and partners may also generate higher costs than anticipated as a result of changes in scope of work or otherwise. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative vendors or do so on commercially reasonable terms. Switching or adding additional vendors involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new vendor commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our vendors and partners, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and business prospects.

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

Our LOGICS study is a second Phase 3 clinical trial of Recorlev for the treatment of endogenous Cushing’s syndrome. The LOGICS trial is intended to supplement the long-term efficacy and safety data from our SONICS trial via a double-blind, placebo-controlled, randomized-withdrawal design that targets approximately 46-54 patients for enrollment into the randomized withdrawal phase of the trial. The final number of patients enrolled into the randomized withdrawal phase will depend on the observed rate of early discontinuation in such phase.  We currently expect to receive LOGICS top-line data at the end of second quarter or during the third quarter 2020. The addition of a concurrent control group in LOGICS is an attempt to address FDA’s request for such a control group that was lacking in SONICS.

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

In our clinical trials of Recorlev to date, adverse events have included headache, nausea, back pain, dizziness, diarrhea and liver enzyme elevations among others. For veldoreotide, which is given by subcutaneous injections, adverse events have included injection site reaction such as swelling, itching and pain. Headache and gastrointestinal effects such as nausea and diarrhea have also been observed for veldoreotide. These adverse events can be dose-dependent and may increase in frequency and severity if we increase the dose to increase efficacy. Occurrence of serious treatment-related side effects could impede clinical trial enrollment, require us to halt the clinical trial, and prevent receipt of regulatory approval from the FDA, EMA or any comparable foreign regulatory agency. They could also adversely affect physician or patient acceptance of our product candidates.

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Currently, ketoconazole is required to include a "black box" warning on its label for use as an antifungal related to liver toxicity in the United States. Manufactured ketoconazole consists of two enantiomers, dextroketoconazole and levoketoconazole, that are found in equal amounts, and is therefore referred to as a racemate mixture. Recorlev is a single-enantiomer drug, a pure form of one of the two enantiomers (levoketoconazole) of ketoconazole. If Recorlev is required to include a similar "black box" warning on its label, it may limit our ability to commercialize the product, if approved.

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

We have limited product liability insurance that offers coverage we believe to be appropriate for a company such as ours. We intend to extend our product liability insurance coverage to any product candidate for which we obtain marketing approval. However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products or result in meaningful underinsured or uninsured liability. Defending a lawsuit could be costly and significantly divert management's attention from conducting our business. If we were sued successfully, our liability could be substantial.

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

Keveyis and any of our product candidates that receive regulatory approval will remain subject to continued regulatory review. Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA, the EMA or any comparable foreign regulatory authority approves any of our product candidates, we will be subject to ongoing regulatory obligations and oversight by regulatory authorities, including with respect to the manufacturing processes, labeling, packing, distribution, storage and adverse event reporting, advertising and marketing, and recordkeeping and, potentially, other post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize such products. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued

compliance with cGMPs and cGCPs for any clinical trials that we conduct post-regulatory approval. Our three Phase 3 clinical trials of Recorlev are collecting safety data for over approximately 160 patients, and we currently expect that we will be required by the FDA and the EMA to collect additional safety data post-approval.

In addition, approved products, manufacturers and manufacturers' facilities are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product; or
•	withdrawal of the product from the market, or voluntary or mandatory product recalls.

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

We have relied upon and plan to continue to rely upon third-party CROs to conduct and monitor and manage data for our ongoing nonclinical and clinical programs. Once we have established contractual relationships with such third-party CROs, we will have only limited control over their actual performance of these activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, environmental and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act, a sweeping law intended, among other things, to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. PPACA, among other things: increased the statutory minimum Medicaid rebates a manufacturer must pay under the Medicaid Drug Rebate Program; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; and established a new Medicare Part D coverage gap discount program in which manufacturers must provide 50% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer's outpatient drugs to be covered under Part D and implemented payment system reforms, including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Further, the PPACA imposed a significant annual nondeductible fee on entities that manufacture or import specified branded prescription drug products and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs. There have been judicial and Congressional challenges to certain aspects of PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of PPACA and we expect such challenges and amendments to continue. The Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law, which included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court Judge ruled that PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of PPACA are invalid as well. It is unclear how these decisions, future decisions, subsequent appeals, and other efforts to repeal and replace PPACA will impact PPACA and our business.

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

Pharmaceutical product pricing is subject to enhanced government and public scrutiny and calls for reform. There has recently been intense publicity regarding the pricing of pharmaceutical products generally, including publicity and pressure resulting from the prices charged for new products as well as price increases for older products that the government and public deem excessive. We may experience downward pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which could reduce our revenue and future profitability. Many companies in our industry have received governmental requests for documents and information relating to drug pricing and patient support programs. In December 2017, we received letters from the offices of U. S. Senators Amy Klobuchar, Susan Collins and Tammy Baldwin, and Senator Claire McCaskill, Ranking member of Homeland Security and Governmental Affairs Committee, that requested information relating to the marketing and sales of Keveyis. The letters request information principally relating to the pricing of Keveyis. We have cooperated with these voluntary requests for information, as well as additional follow-up requests in 2018. We could incur significant expense and experience reputational harm as a result of these or other similar future inquiries, as well as reduced market acceptance and demand for our products, which could harm our ability to market our products in the future. These factors could also result in changes in our product pricing and distribution strategies, reduced demand for our products and/or reduced reimbursement of products, including by federal health care programs such as Medicare and Medicaid and state health care programs.

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

The Trump Administration and the U.S. Congress have indicated an interest in taking measures pertaining to drug pricing, including potential proposals relating to Medicare price negotiations, and importation of drugs from other countries. On May 11, 2018, the Trump Administration, through the Department of Health and Human Services, requested comments on a "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs," which outlines proposals and policy considerations intended to improve competition; lower patient out-of-pocket costs; enhance negotiation; and provide incentives for lower manufacturer list prices. The U.S. Department of Health and Human Services has solicited feedback on some of these measures and, at the same time, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.  Notably, some of the Trump Administration’s and other proposals will require authorization through additional legislation to become effective, but others do not, and the U.S. Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

Our relationships with customers, consultants and payors are subject to applicable fraud and abuse, privacy and security, transparency and other healthcare laws and regulations, which, if violated, could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and/or diminished profits and future earnings.

Healthcare providers, physicians and others play and will play a primary role in the recommendation and prescription of our current products an any products for which we may in the future obtain regulatory approval and commercialize. Our current and future arrangements with third‑party payors, consultants, customers, physicians and others may expose us to broadly applicable fraud and abuse and other healthcare federal and state laws and regulations, including in the United States, that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain regulatory approval. Potentially applicable healthcare laws and regulations include, but are not limited to, the following:

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

In addition to the regulatory exclusivity maintained by Keveyis and our product candidates with regulatory orphan drug status, we rely upon a combination of patents, trade secret protection, license rights and confidentiality agreements to protect the intellectual property related to our products and product candidates. Our success depends in large part on our and our licensors' ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries, as well as license rights, with respect to our proprietary technology, products and product candidates. Furthermore, our right to receive royalty payments from Novo from Macrilen sales, and the amount of any royalty payments, will depend on Novo Nordisk’s ability to protect the Macrilen patent portfolio.

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

We have filed several patent applications covering various aspects of our products and product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent, or whether any issued patents will be found invalid and unenforceable or will be challenged by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance, or the loss or other impairment of any license rights relating to our products or product candidates, could deprive us of rights necessary for the successful commercialization of any products or product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product or product candidate under patent protection could be reduced.

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

The market price of our ordinary shares may be volatile and subject to wide fluctuations in response to a variety of factors, many of which are beyond our control, including:

•	revenues from product sales and royalties;
•	positive or negative results of testing and clinical trials by us, strategic partners or competitors;
•	delays in in‑licensing or acquiring additional complementary product candidates;
•	any delay in the commencement, enrollment and the ultimate completion of clinical trials;
•	technological innovations or commercial product introductions by us or competitors;
•	failure to successfully develop, obtain approval and commercialize any of our product candidates;
•	changes in government regulations;
•	developments concerning proprietary rights, including patents and litigation matters;
•	public concern relating to the commercial value or safety of any of our products or product candidates;
•	financing or other corporate transactions, or inability to obtain additional funding;

•	failure to meet or exceed expectations of the investment community;
•	announcements of significant licenses, acquisitions, strategic partnerships or joint ventures by us or our competitors;
•	publication of research reports or comments by securities or industry analysts; or
•	general market conditions in the pharmaceutical industry or in the economy as a whole.
•	positive or negative results from our lifecycle efforts on Keveyis
•	Any of the risks described herein

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

Future sales of a substantial number of our ordinary shares, or the perception that such sales will occur, could cause a decline in the market price of our ordinary shares. As of February 17, 2020, we have 54,247,285 ordinary shares outstanding, and 19,048,124 shares issuable upon the exercise of outstanding stock options, restricted stock units and warrants.

We have filed Registration Statements on Form S-8 registering ordinary shares that we may issue under our equity compensation plans. These ordinary shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements. If a large number of our ordinary shares or securities convertible into our ordinary shares are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ordinary shares and impede our ability to raise future capital.

We are also party to an Equity Distribution Agreement with JMP Securities LLC (“JMP Securities”), pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to $40 million from time to time through JMP Securities, acting as agent. As of December 31, 2019, we have issued an aggregate of $8.9 million in ordinary shares to JMP Securities under the Equity Distribution Agreement, leaving $31.1 million in ordinary shares available for issuance. Whether we choose to affect future sales under this agreement will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through this “at-the-market” facility program or in any other equity offering, or the perception that such sales may occur, could reduce the trading price of our ordinary shares.

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

We believe we were classified as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes in some of the past years and we may be classified as a PFIC in future years , which could result in adverse U.S. federal income tax consequences to U.S. Holders of our ordinary shares.

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

Our status as an "emerging growth company" and “smaller reporting company” could make our ordinary shares less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act and will continue to be an emerging growth company until December 31, 2020. As an "emerging growth company," we are permitted to rely on certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemptions from the requirements to provide certain executive compensation disclosures, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation or seeking shareholder approval of any golden parachute payments not previously approved.

We are also a “smaller reporting company”, and we will remain a smaller reporting company until the fiscal year following the determination that our public float is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are $100 million or more during the most recently completed fiscal year and our public float is $700 million or more measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure,  and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data or supplemental financial information.

We cannot predict if investors will find our ordinary shares less attractive because we rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and the price of our ordinary shares may be more volatile.

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

Stockholders

As of December 31, 2019, there were approximately 23 stockholders of record of our ordinary shares. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth a summary of our consolidated financial data. We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2019, 2018 and 2017 from our consolidated audited financial statements. You should read this data together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report and the section in this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The historical results are not necessarily indicative of the results to be expected for any future periods. All of our operations are continuing operations and we have not proposed or paid dividends in any of the periods presented.

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:

Revenues:
Net product sales	$21,676	$18,027	$7,046	$—	$—
Royalty revenues	36	—	—	—
Total revenues	21,712	18,027	7,046	—	—

Cost and expenses:
Cost of sales (excluding amortization of intangible assets)	$3,822	$3,986	$1,483	$—	$—
Selling, general and administrative	49,058	63,336	36,292	14,875	22,719
Research and development	30,903	25,441	17,268	20,023	20,135
Amortization of intangible assets	5,022	7,187	5,022	—	—
Impairment of intangible asset	—	—	20,723	15,828	—
Total cost and expenses	88,805	99,950	80,788	50,726	42,854
Operating loss	(67,093)	(81,923)	(73,742)	(50,726)	(42,854)
Total other income (loss), net	19,410	114,310	(37,970)	(631)	(1,229)
(Loss) income before income taxes	(47,683)	32,387	(111,712)	(51,357)	(44,083)
Income tax (expense) benefit	(1,768)	(536)	(1,771)	2,638	450
Net (loss) income	$(49,451)	$31,851	$(113,483)	$(48,719)	$(43,633)

	December 31,
	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,032	$122,490	$57,510
Marketable securities	21,072	—	—
Total assets	117,638	170,285	103,925
Long-term debt	—	—	37,794
Total liabilities	45,448	57,330	115,839
Total stockholders’ equity (deficit)	72,190	112,955	(11,914)

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

We have two clinical-stage product candidates for rare endocrine diseases, Recorlev and veldoreotide. Recorlev (levoketoconazole) is a cortisol synthesis inhibitor currently being studied for the treatment of endogenous Cushing's syndrome. Veldoreotide is a next-generation somatostatin analog being investigated for potential applications in conditions amenable to somatostatin receptor activation. Both Recorlev and veldoreotide have received orphan designation from the FDA and the European Medicines Agency (“EMA”).

In January 2018, Strongbridge Ireland Limited., one of our wholly-owned subsidiaries, acquired the U.S. and Canadian rights to Macrilen (macimorelin), the first and only oral drug approved by the FDA for the diagnosis of patients with adult growth hormone deficiency. We launched Macrilen in the United States in July 2018. In December 2018, we sold Strongbridge Ireland Ltd. to Novo Nordisk Healthcare AG (“Novo”) for $145 million plus the right to receive tiered royalties on net sales of Macrilen through 2027. In addition, Strongbridge U.S. Inc, another of our wholly-owned subsidiaries, entered into an agreement with Novo Nordisk Inc., a subsidiary of Novo (“NNI”), pursuant to which NNI was to fund the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen in the United States, for a period of three years. Novo also purchased 5.2 million of our ordinary shares at a purchase price of $7.00 per share. In December 2019, we reached an agreement with Novo to terminate the services agreement. We received a $6 million payment in connection with such termination, and we will no longer provide services to Novo.

Financial Operations Overview

Product Revenue, net

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs, costs for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits, travel and stock‑based compensation. Outside professional services consist of legal, accounting and audit services, commercial evaluation and strategy services, sales, market access, marketing, investor relations, public relations, recruiting and other consulting services.

Research and Development Expenses

We expense all research and development costs as incurred. Our research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, including:

•	personnel‑related costs, such as salaries, bonuses, benefits, travel and other related expenses, including stock‑based compensation;
•

expenses incurred under our agreements with CROs, clinical sites, contract laboratories, medical institutions and consultants that plan and conduct our preclinical studies and clinical trials. We recognize costs for each grant project, preclinical study or clinical trial that we conduct based on our evaluation of the progress to completion, including the use of information and data provided to us by our external research and development vendors and clinical sites.

•	costs associated with regulatory filings; and
•	costs of acquiring preclinical study and clinical trial materials, and costs associated with formulation and process development; and

We do not allocate personnel‑related research and development costs, including stock‑based compensation or other indirect costs, to specific programs, as they are deployed across multiple projects under development.

Amortization of Intangible Asset

Amortization of intangible assets relates to the amortization of our product rights to Keveyis. This intangible asset is being amortized over an eight-year period using the straight-line method.

Other Income, Net

Other income, net, consists of unrealized gain and losses on the remeasurement of the fair value of warrant liability, interest income generated from our cash and cash equivalents, foreign exchange gains and losses, and gains and losses on investments. We also record income and expenses relating to our service agreement with Novo Nordisk Inc (NNI) to fund the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen in the United States in Other Income. In December 2019, we reached an agreement with Novo to terminate the services agreement. We received a $6 million payment in connection with such termination; which is reflected in Other Income; we will no longer provide services to Novo.

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

Warrant Liability

The fair values of certain outstanding warrants were measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, risk-free interest rates, and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of outstanding warrants.

Intangible Assets

Certain intangible assets were acquired as part of an asset purchase and have been capitalized at their acquisition date at fair value. Acquired definite life intangible assets are amortized using the straight-line method over their respective estimated useful lives. We evaluate the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

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

As of December 31, 2019, no impairment of intangible assets has been identified.

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

We did not record a charge for impairment for the years ended December 31, 2019 and 2018. As of December 31, 2019, there were no events or changes in circumstances indicating possible impairment.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019, and 2018, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our statements of operations.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets forth our results of operations for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31,		Change
	2019	2018	$
	(in thousands)
Revenues:
Net product sales	$21,676	$18,027	$3,649
Royalty revenues	36	—	36
Total revenues	21,712	18,027	3,685

Cost and operating expenses:
Cost of sales (excluding amortization of intangible assets)	$3,822	$3,986	$(164)
Selling, general and administrative	49,058	63,336	(14,278)
Research and development	30,903	25,441	5,462
Amortization of intangible assets	5,022	7,187	(2,165)
Total cost and expenses	88,805	99,950	(11,145)
Operating loss	(67,093)	(81,923)	14,830
Other income, net	19,410	114,310	(94,900)
(Loss) income before income taxes	(47,683)	32,387	(80,070)
Income tax expense	(1,768)	(536)	(1,232)
Net (loss) income	$(49,451)	$31,851	$(81,302)

Net Product Sales and Cost of Sales.

Net product sales were $21.7 million for the year ended December 31, 2019, an increase of $3.6 million compared to the year ended December 31, 2018. Product sales from Keveyis increased by $4.7 million due to the continued sales growth of Keveyis. Included in the year ended December 31, 2018 is $1.1 million from Macrilen sales, the rights to which we sold in December 2018.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses during the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,		Change
	2019	2018	$
	(in thousands)
Compensation and other personnel costs	$22,481	$28,157	$(5,676)
Outside professional and consulting services	15,929	28,110	(12,181)
Stock-based compensation expense	6,552	6,012	540
Severance	3,248	—	3,248
Facility costs	848	1,057	(209)
Total selling, general and administrative expenses	$49,058	$63,336	$(14,278)

Selling, general and administrative expenses were $49.1 million for the year ended December 31, 2019, a decrease of $14.3 million compared to the year ended December 31, 2018.  Outside professional and consulting services decreased $12.2 million during the year ended December 31, 2019, with $2.7 million of this decrease due to a reduction in expenses relating to Keveyis and $8.4 million of this decrease due to the prior year period including expenses associated with the launch of Macrilen, the rights to which we sold in December 2018. Compensation and other personnel costs decreased $5.7 million due to employee costs associated with Macrilen being reimbursed by Novo. In 2019, we incurred a one-time charge of $3.2 million for severance costs.

Research and Development Expenses

The following table summarizes our research and development expenses during the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,		Change
	2019	2018	$
	(in thousands)
Product development and supporting activities	$19,940	$18,228	$1,712
Compensation and other personnel costs	5,911	5,418	493
Preclinical development	2,425	—	2,425
Stock-based compensation expense	2,045	1,795	250
Severance	582	—	582
Total research and development expenses	$30,903	$25,441	$5,462

Research and development expenses were $30.9 million for the year ended December 31, 2019, an increase of $5.5 million compared to the year ended December 31, 2018. The $1.7 million increase in expenses for product development and supporting activities was primarily due to additional clinical development expenses associated with Recorlev and $2.4 million expenses for preclinical development relates to life cycle work for Keveyis and work relating to veldoreotide.

Amortization of Intangible Assets

Amortization of intangible assets was $5.0 million for the year ended December 31, 2019 a decrease of $2.2 million due to the prior year including amortization of the intangible asset related to Macrilen, the rights to which we sold in December 2018.

Other Income, Net

	Year Ended
	December 31,		Change
	2019	2018	$
	(in thousands)
Income from field services agreement	$12,616	$—	$12,616
Expense from field services agreement	(6,652)	—	(6,652)
Unrealized gain on fair value of warrants	11,386	16,337	(4,951)
Interest expense	—	(12,515)	12,515
Loss on extinguishment of debt	—	(21,549)	21,549
Gain on sale of subsidiary	—	130,832	(130,832)
Other income, net	2,060	1,205	855
Total other income, net	$19,410	$114,310	$(94,900)

Total other income, net, decreased by $94.9 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.  The decrease was primarily due to our gain on sale of subsidiary of $130.8 million, which occurred in December 2018. The 2018 period included offsets of $12.5 million of interest expense and $21.5 million loss on extinguishment of debt. In 2019, we had a $5.0 million decrease in the unrealized gain on the fair value of our warrant liability in 2019, primarily resulting from a decrease in our stock price. In addition, during the 2019 period, we recorded $12.6 million in income relating to our field based service agreement with NNI, which includes the $6 million payment from Novo to terminate the agreement. We incurred $6.7 million of field services related expenses in 2019.

Income Tax Expense

We recorded income tax expense of $1.8 million for the year ended December 31, 2019 arising from intercompany interest income.

Liquidity and Capital Resources

We believe that our cash, cash equivalent and marketable securities of $78.1 million at December 31, 2019 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these financial statements.

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

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. We plan to continue to fund our operations and capital funding needs through equity, debt financing or other financings along with revenues from Keveyis. There can be no assurances, however, that additional funding will be available on terms acceptable to us.

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

At-The-Market Facility

We have entered into an Equity Distribution Agreement with JMP Securities LLC (“JMP Securities”), pursuant to which we may offer and sell ordinary shares having an aggregate offering price of up to $40,000,000 from time to time through JMP Securities, acting as agent. During the year ended December 31, 2018, we sold an aggregate of 1,281,903 ordinary shares under the ATM facility for net proceeds of approximately $8.6 million after payment of fees of $0.3 million to JMP Securities. As of December 31, 2019, we have approximately $31.1 million available for sale under our ATM facility.

Cash Flows

Comparison for the Years Ended December 31, 2019 and 2018:

	Year Ended
	December 31
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(44,784)	$(84,576)
Investing activities	(20,761)	134,330
Financing activities	87	15,226
Net (decrease) increase in cash and cash equivalents	$(65,458)	$64,980

Operating Activities

Net cash used in operating activities was $44.8 million for the year ended December 31, 2019 compared to $84.6 million for the year ended December 31, 2018. The decrease in net cash used in operating activities resulted from an increase in total revenues of $2.6 million, a decrease in inventory purchases of $2.1 million and reduced expenditures in our commercial activities for Keveyis and Macrilen, which we sold in December 2018. The prior period had expenditures for the launch of Macrilen, the rights to which we sold in December 2018.

Investing Activities

Net cash used in investing activities was $20.8 million for the year ended December 31, 2019 due to  purchasing of marketable securities.  Net cash provided by investing was $134.3 million for the year ended December 31, 2018, primarily due to the $159.3 million proceeds from our sale of Macrilen product rights and Strongbridge Ireland Limited.

Financing Activities

Net cash provided by financing activities was $87,000 for the year ended December 31, 2019 compared to net cash provided by financing activities of $15.2 million for the year ended December 31, 2018. The decrease in net cash provided by financing activities resulted primarily from our payment to CRG Servicing LLC (“CRG”) in December 2018 of $94.5 million to pay off our outstanding debt, offset by receipt in January 2018 of $44.9 million in proceeds from the amendment to our senior credit facility with CRG, and $65.8 million in net proceeds from issuance of our ordinary shares and exercise of warrants and stock options.

Contractual Obligations and Other Commitments

The following is a summary of our contractual obligations and other commitments as of December 31, 2019:

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	(in thousands)

Minimum contract purchases pursuant to supply agreements	$4,987	14,060	—	$—	$19,047
Operating leases	$470	1,180	—	$—	$1,650
Total contractual obligations	$5,457	$15,240	$—	$—	$20,697

We enter into agreements in the normal course of business with vendors for clinical trials, preclinical studies, and other services and products for operating purposes. Future payment obligations under these agreements, which are cancelable at any time by us, generally upon 30 days prior written notice, are not included in this table of contractual obligations.

We are obligated to make future payments to third parties due to payments that become due and payable upon the achievement of certain commercialization milestones. As the amount and timing of these milestones are not probable and estimable, such commitments have not been included on our consolidated balance sheets or in the contractual obligations table above.

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

Interest Rate Risk

We had cash and cash equivalents and marketable securities of $78.1 million as December 31, 2019, which consisted mostly of funds held in the United States.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities, are in the form of U.S. Treasury securities, asset-backed securities, and commercial paper. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. Due to the short-term nature and low-risk profile of our investment portfolio, we do not expect that an immediate 100 basis point change in market interest rates would have a material effect on the fair market value of our investment portfolio.

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

As required by SEC Rule 13a‑15(b), we carried out an evaluation, under the supervision and with the participation of our management, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

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

Under the supervision and with the participation of management, the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 9B.  OTHER INFORMATION

None

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information about our officers and directors as of February 17, 2020.

NAME	AGE	POSITION
Executive Officers
John H. Johnson	62	Executive Chairman and Director
Fredric Cohen, M.D.	55	Chief Medical Officer
Robert Lutz	51	Chief Financial Officer
Richard S. Kollender	50	Chief Operating Officer
Stephen Long	54	Chief Legal Officer
Scott Wilhoit	57	Chief Commercial Officer

Non‑Employee Directors
David Gill	65	Director
Garheng Kong, M.D., Ph.D.	44	Director
Jeffrey W. Sherman, M.D., FACP	65	Director
Mårten Steen, M.D., Ph.D.	44	Director
Hilde H. Steineger, Ph.D.	53	Director

Unless otherwise indicated, the current business addresses for our executive officers and directors is 900 Northbrook Drive, Suite 200, Trevose, Pennsylvania 19053, United States.

Executive Officers

John H. Johnson has served as our Executive Chairman since November 2019, and has served as chairman of our board of directors since March 2015. Mr. Johnson recently served as Chief Executive Officer and a board member of Melinta Pharmaceuticals, Inc. through September 2019, having served as interim Chief Executive Officer since October 2018. Mr. Johnson is also a member of the board of directors of Portola Pharmaceuticals, Inc. From January 2012 until August 2014, Mr. Johnson served as the President and Chief Executive Officer of Dendreon Corporation and as its Chairman from January 2012 until June 2014. From January 2011 until January 2012, he served as the Chief Executive Officer and a member of the board of Savient Pharmaceuticals, Inc. From November 2008 until January 2011, Mr. Johnson served as Senior Vice President and President of Eli Lilly and Company’s Oncology unit. He was also Chief Executive Officer of ImClone Systems Incorporated, which develops targeted biologic cancer treatments, from August 2007 until November 2008, and served on ImClone’s board of directors until it was acquired by Eli Lilly in November 2008. From 2005 to 2007, Mr. Johnson served as Company Group Chairman of Johnson & Johnson’s Worldwide Biopharmaceuticals unit, President of its Ortho Biotech Products LP and Ortho Biotech Canada units from 2003 to 2005, and Worldwide Vice President of its CNS, Pharmaceuticals Group Strategic unit from 2001 to 2003. Prior to joining Johnson & Johnson, he also held several executive positions at Parkstone Medical Information Systems, Inc., OrthoMcNeil Pharmaceutical Corporation and Pfizer, Inc. Mr. Johnson is the former Chairman of Tranzyme Pharma, Inc., former lead independent director of Sucampo Pharmaceuticals, Inc and a former director of Histogenics Corporation and AVEO Pharmaceuticals, Inc. He previously served as a member of the board of directors for the Pharmaceutical Research and Manufacturers of America and the Health Section Governing Board of Biotechnology Industry Organization. Mr. Johnson holds a B.S. from the East Stroudsburg University of Pennsylvania.

Fredric Cohen, M.D. has served as our Chief Medical Officer since November 2016. Dr. Cohen joined Strongbridge in August 2015 and held roles of increasing responsibility, including Senior Vice President, Global Research and Development, and Vice President, Clinical Research and Development, prior to his promotion to Chief Medical Officer. Fred is an endocrinologist by training with approximately 25 years of drug and business development experience, most recently focused in development and commercialization of rare disease and specialty products. Prior to joining Strongbridge, Fred provided strategic and operational counsel to life science companies, actively supporting their development and licensing functions. Prior to that, he served as Executive Director, Clinical Pipeline, at Aptalis Pharma,

where he was responsible for innovation strategy as well as building and advancing the company’s specialty pharma pipeline. He has also held research and development positions with Johnson & Johnson and Eli Lilly & Company. Fred holds an M.D. from Pennsylvania State University College of Medicine and an A.B. in biology from Franklin and Marshall College.

Robert Lutz has served as our Chief Financial Officer since September 2019. He previously served as our Chief Business Officer from October 2014 to September 2019. Prior to joining the Company, Mr. Lutz worked from December 2004 to April 2014 at Shire Plc, a publicly traded specialty biopharmaceutical company prior to being purchased by Takeda Pharmaceutical Company Ltd., where he most recently served as Vice President and held key leadership positions in the Specialty Pharmaceutical division. Prior to Shire Plc, Mr. Lutz worked in a variety of roles, including Vice President of Finance, for Cinergy Corp., an electric and gas utility company. Mr. Lutz also worked as a Senior Analyst at Alan B. Slifka and Co., a hedge fund, after having started his career at Goldman Sachs Group Inc., where he served as a Financial Analyst in its principal investment area. He holds a B.A. in economics and computer science from Amherst College and an M.B.A. from the Kellogg School of Management

Richard S. Kollender has served as our Chief Operating Officer since September 2019. He previously served as a Class II director of our board of directors from March 2015 until September 2019, and was Chairman of the audit committee and a member of the compensation committee. Since January 2011, he has served as a Partner and Executive Manager of Quaker Partners Management, LP, a healthcare investment firm, which he initially joined in 2003, and was promoted to Partner in 2005. In addition, from August 2016 through September 2018, Mr. Kollender served as Chief Business Officer and Chief Financial Officer of Rapid Micro Biosystems, a Quaker Partners’ portfolio company, where he continues to serve on the board of directors. Mr. Kollender held positions in sales, marketing and worldwide business development at GlaxoSmithKline (“GSK”), and served as investment manager at S.R. One, the corporate venture capital arm of GSK. Mr. Kollender holds a B.A. in accounting from Franklin and Marshall College and an M.B.A. and a certificate degree in the Graduate Program in Health Administration and Policy, both from the University of Chicago, and practiced as a certified public accountant for six years at public accounting firms including KPMG.

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

Scott Wilhoit has served as our Chief Commercial Officer since May 2019. Mr. Wilhoit joined Strongbridge in January 2017 and held roles of increasing responsibility, including Senior Vice President, Global Market Access, Patient Services and Advocacy, prior to his promotion to Chief Commercial Officer. Mr. Wilhoit has over 30 years of industry experience, much of which has been focused on commercializing products in a variety of rare disease categories. Most recently, Mr. Wilhoit served as Vice President, Market Access and Patient Services at Marathon Pharmaceuticals, where he designed and developed the access strategy for the company’s first commercial rare disease product. Previously, Mr. Wilhoit served as Vice President, Market Access and Health Services at PTC Therapeutics leading pre-launch market access strategic planning for the company’s Duchenne Muscular Dystrophy treatment. Prior to that, he served as Vice President, Pricing, Access and Patient Services at NPS Pharmaceuticals (acquired by Shire). Mr. Wilhoit has also served in a variety of positions with increasing responsibility with Clarus Therapeutics, Auxilium Pharmaceuticals, Biovail Corporation and Johnson & Johnson. Mr. Wilhoit served as a Field Artillery Officer in the U.S. Army and holds a BS in Criminology from Missouri Western State University.

Non‑Employee Directors

David N. Gill has served as a member of our board of directors since September 2019. Mr. Gill served as the President and Chief Financial Officer of EndoChoice, Inc., a medical device company focused on gastrointestinal disease from April 2016 through the sale of the company to Boston Scientific in November 2016 and as Chief Financial Officer from August 2014 to April 2016. Since August 2019, Mr. Gill has served as chairman of the board of directors of Melinta Therapeutics, Inc. Mr. Gill also currently serves as a director of Y-mAbs Therapeutics, Inc. Evolus, Inc., and STRATA Skin Sciences, Inc. Previously he served on the board of directors of Histogenics, Inc. from January 2015 to July 2019. Earlier in his career, Mr. Gill served in a variety of senior executive leadership roles for several publicly-traded companies, including NxStage Medical, Inc., CTI Molecular Imaging, Inc., Interland Inc. and Novoste Corporation. Mr. Gill holds a B.S. degree, cum laude, in Accounting from Wake Forest University and an M.B.A. degree, with honors, from Emory University, and was formerly a certified public accountant.

Qualifications: Mr. Gill has extensive experience as an executive in the medical device industry.  This experience and his extensive prior and current service as a director of other public life sciences companies make him a valuable contributor to our board of directors.

Garheng Kong, M.D., Ph.D. has served as Lead Independent Director of our board of directors since November 2019 and has served as a member of our board of directors since September 2015. In July 2013, he founded, and has since served as managing partner of, HealthQuest Capital, a healthcare venture growth fund. Dr. Kong was a general partner at Sofinnova Ventures, a venture firm focused on life sciences, from September 2010 to December 2013. From May 2000 to September 2010, he worked at Intersouth Partners, a venture capital firm, serving most recently as a general partner. Dr. Kong currently serves as a director of Venus Concept, Alimera Sciences, Inc. and Laboratory Corporation of America Holdings. Dr. Kong previously served on the board of directors of Histogenics Corporation, Melinta Therapeutics, Inc. and Avedro, Inc. Dr. Kong holds a B.S. from Stanford University and an M.D., Ph.D. and M.B.A. from Duke University.

Qualifications:  Dr. Kong brings to the Board extensive knowledge and experience in both the healthcare and finance fields due to his medical background and his work in life science-related venture capital firms and has significant prior board experience with both public and privately held companies.

Jeffrey W. Sherman, M.D., FACP has served as a member of our board of directors since October 2016. Since 2009, he has served as Chief Medical Officer and Executive Vice President of Horizon Therapeutics plc. He has also served as a member of the Xeris Pharmaceuticals board of directors since April 2018. He previously held positions at IDM Pharma, Takeda Global Research and Development, NeoPharm, Searle/Pharmacia, Bristol-Myers Squibb, and is a past president of the Drug Information Association (DIA). He is a member of a number of professional societies, a diplomat of the National Board of Medical Examiners and the American Board of Internal Medicine, and also serves on the Board of Advisors of the Center for Information and Study on Clinical Research Participation (CISCRP). Dr. Sherman earned his MD from the Rosalind Franklin University of Medicine and Science/The Chicago Medical School. He completed internship, residency and chief residency programs in internal medicine at Northwestern University Feinberg School of Medicine, where he currently serves as an adjunct assistant professor and a member of the alumni board, and a fellowship program in infectious diseases at the University of California San Francisco, where he was also a research associate at the Howard Hughes Medical Institute in allergy and immunology. He received a BA in Biology from Lake Forest College.

Qualifications: With over 25 years of research, clinical development, regulatory and commercialization experience within the biopharmaceutical industry, Dr. Sherman brings critical knowledge and expertise to our board of directors relating to the development and commercialization of biopharmaceutical products.  In addition, his experience serving in senior leadership positions at multiple public biopharmaceutical companies provides him with keen insight into the issues facing these companies.

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

Qualifications:  Dr. Steen brings extensive venture capital experience in evaluating opportunities and managing healthcare portfolio businesses as well as multiple board experiences at other biopharmaceutical companies, providing him with critical insights on the issues facing our Company.  His experience working with global business development, focusing on both product and technology licensing, is also extremely valuable to management.

Hilde H. Steineger, Ph.D. has served as a member of our board of directors since January 2014. She is currently Chief Executive Officer at Staten Biotechnology. She also serves as Chief Operations Officer and Co-founder of NorthSea Therapeutics B.V. Dr. Steineger is a board member of Nordic Nanovector ASA. Dr. Steineger previously served as Head of Strategic Innovation Management in Nutrition & Health Division of BASF, and as Head of Global Omega-3 Innovation Management at Pronova BioPharma ASA, a BASF company, from April 2013 to May 2015. From August 2007 to June 2010, Dr. Steineger was Head of Investor Relations for Pronova BioPharma and Vice President Business Development in Pronova BioPharma from November 2009 to April 2013. She previously served as a member of the board of directors of PCI Biotech AS, Afiew AS, Algeta ASA, Weifa AS, Inven2 AS, Alertis AS, Clavis Pharma ASA and Biotech Pharmacon ASA. Dr. Steineger holds a Ph.D. in medical biochemistry from University of Oslo and an MSc in molecular biology/biotechnology.

Qualifications:  Dr. Steineger brings extensive experience in the business/finance and life sciences areas, including as a financial analyst covering life sciences companies, as a venture capitalist at a life science venture fund and as head of business development at a leading pharmaceutical company. This broad experience from a diverse set of industries has provided Dr. Steineger with the opportunity to develop strong analytical and leadership skills which, along with her medical biochemistry background, allows her to provide valuable insight to our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the SEC.

Based solely on our review of the reports filed with the SEC and written representations from the reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and officers and 10% stockholders were timely met during 2019 other than one late Form 4 filed on June 5, 2019 for Mr. Wilhoit reflecting a stock option award granted to Mr. Wilhoit on May 28, 2019.

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

Audit Committee

The current members of our audit committee are, David Gill, Hilde H. Steineger and Jeffrey Sherman, with Mr. Gill serving as chairman. Our board of directors has determined that each member of our audit committee is independent under Rule 10A-3 of the Exchange Act and the applicable listing requirements of Nasdaq, and that each member of our audit committee satisfies the other listing requirements of Nasdaq for audit committee membership. Our board of directors has also determined that two of the three members of our audit committee, Mr. Gill and Dr. Steineger, qualify as an “audit committee financial expert,” as such term is defined by the SEC, and that he or she has the requisite level of financial sophistication required by the continued listing standards of Nasdaq.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table (2019 and 2018)

The following table sets forth information concerning cash and non-cash compensation paid for 2019 and 2018 to certain of our executive officers (referred to herein as “our executive officers”).

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation
Name and position	Year	($)	($)(1)	($)(2)	($)(2)	($)(3)	Total
John H. Johnson(4)	2019	$114,400	$-	$-	$274,411	$202,388	$591,199
Executive Chairman
Matthew Pauls (5)	2019	524,425	230,345	233,500	1,306,841	156,218	2,451,329
Former Chief Executive Officer	2018	540,000	400,000	-	1,692,093	18,837	2,650,929
Fredric Cohen, M.D.	2019	427,859	145,472	114,415	385,518	20,563	1,093,827
Chief Medical Officer	2018	411,403	235,987	-	560,808	25,056	1,233,254
Robert Lutz	2019	373,298	144,375	114,415	359,381	25,458	1,016,927
Chief Financial Officer
A. Brian Davis (6)	2019	261,283	88,785	93,400	354,481	216,062	1,014,010
Former Chief Financial Officer	2018	374,351	201,676	-	555,973	23,414	1,155,414

(1)	The amounts in this column represent the discretionary bonuses paid with respect to 2019 and 2018 performance.
(2)	The fair value of all stock options granted during the periods covered by the table are calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(3)

All other compensation received that does not properly report in any other column of the table including insurance premiums paid by Strongbridge with respect to term life insurance, company match on employee’s 401(k) contributions and club membership fees. Included in Mr. Pauls’ amount is $139,000 of payments made in 2019 in connection with his termination of employment with the Company. Included in Mr. Johnson’s amount is $201,926 received as director compensation for 2019, which includes $78,326 of fees earned and $123,600 in stock awards granted to Mr. Johnson. See “Director Compensation (2019)” for additional information concerning the compensation paid to Mr. Johnson as a director in 2019. Included Mr. Davis’s amount is $181,000 of payments made in 2019 in connection with his termination of employment with the Company.

(4)	Mr. Johnson was appointed Executive Chairman (principal executive officer) of the Company effective November 1, 2019.
(5)	Mr. Pauls resigned as Chief Executive Officer effective November 1, 2019.
(6)	Mr. Davis resigned as Chief Financial Officer effective September 3, 2019.

Narrative to Summary Compensation Table

We have entered into an Executive Chairman Agreement with Mr. Johnson and employment agreements with each of Mr. Lutz and Dr. Cohen, as well as with Messrs. Pauls and Davis prior to their resignation. These agreements outline the terms of the employment relationship, including any potential severance benefits. We believe that these agreements provide certainty to our management team and help to retain the leadership necessary for our company to succeed.

Executive Chairman Agreement

We entered into an Executive Chairman Agreement with Mr. Johnson, pursuant to which Mr. Johnson will serve as Executive Chairman until the date our new Chief Executive Officer commences employment with us (unless terminated sooner by reason of Mr. Johnson’s death, disability, resignation or removal). Under the terms of the Executive Chairman Agreement, Mr. Johnson will be paid a monthly salary of not less than $57,200 and will be eligible to participate in and receive benefits under our employee benefit plans that are generally made available to our executive officers. Mr. Johnson was also granted an option to purchase 275,000 shares of common stock (the “Johnson Option”) under the Company’s 2015 Equity Compensation Plan (the “2015 Plan”), at an exercise price equal to the closing price per share of the Company’s common stock as reported on Nasdaq on the grant date. The Johnson Option will vest and become exercisable over a period of four years from the grant date, with 6.25% of the grant vesting on each of the 16 quarterly anniversaries of the grant date.

The Executive Chairman Agreement will be effective for an initial term (the “Johnson Initial Term”) of six months beginning November 1, 2019. Following the Johnson Initial Term, the Executive Chairman Agreement will be automatically extended for additional one-month periods (each a “Johnson Additional Term”) unless, at least 30 days prior to the then-scheduled date of expiration of the Johnson Initial Term or 15 days prior to the then-scheduled expiration of any Johnson Additional Term, as applicable, either (i) the board of directors gives notice to Mr. Johnson that it is electing not to extend the term of the Executive Chairman Agreement, or (ii) Mr. Johnson gives notice to the board of directors that he is electing not to extend the term of the Executive Chairman Agreement.

The Executive Chairman Agreement provides for severance benefits detailed below under “Potential Payments upon Terminations of Employment or Following a Change in Control.”

Employment Agreements

We entered into employment agreements with each of Dr. Cohen and Mr. Lutz for their service as Chief Medical Officer and Chief Financial Officer, respectively. The agreements are effective until terminated by either the Company or the executive officer, in either case in accordance with the terms of the agreement. Under the terms of the employment agreements, Dr. Cohen is entitled to receive an annual base salary of $442,834 and Mr. Lutz is entitled to receive an annual base salary of $404,250. Pursuant to the terms of these agreements, the annual incentive bonus targets for Dr. Cohen and Mr. Lutz are 40% of their annual base salary. Our executive officers are also entitled to participate in benefits offered by us for similarly situated employees, including the Company’s paid time-off policy.

Prior to their resignations, we were also a party to employment agreements with Messrs. Pauls and Davis. Under these agreements, Messrs. Pauls and Davis were entitled to receive an annual basis salary of $572,100 and $387,453, respectively, with an annual incentive bonus target of 55% and 40% of their annual base salaries, respectively. Messrs. Pauls and Davis were also entitled to participate in benefits offered by us for similarly situated employees, including the Company’s paid time-off policy.

The employment agreements with our executive officers provide for severance benefits detailed below under “Potential Payments upon Terminations of Employment or Following a Change in Control.” Each employment agreement also contains a non‑competition provision, which applies during the term of employment and for one year following termination, and a restrictive covenant with respect to non‑disclosure of confidential information, which remains in effect during the term of employment and at all times thereafter.

Other Benefits

Our executive officers (including the named executive officers) are eligible to participate in our employee benefit plans on the same basis as our other employees, including our health and welfare plans and our 401(k) plan. Under our 401(k) plan, participants may elect to make both pre‑ and post‑tax contributions to their accounts in the plan, and we match 100% of those contributions up to 4% of compensation. Our executive officers are not eligible for retirement benefits other than under our 401(k) plan. We are not required to, and have not, set aside any amounts relating to pension or retirements.

Consulting Agreement with Mr. Davis

Effective September 3, 2019, the Company entered into a consulting agreement with Mr. Davis (the “Davis Consulting Agreement”), pursuant to which Mr. Davis agreed to provide certain advisory services to the Company relating to the Company’s business, financial reporting or financial statements, or other business matters.  Pursuant to the terms of the consulting agreement, the Company agreed to pay Mr. Davis $5,000 per month (or such pro rata portion in the event of termination) through the close of business on September 2, 2020 the “Davis Initial Term”.  In addition, the Davis Consulting Agreement provides that, notwithstanding any contrary provision of the 2015 Plan, any vested stock options held by Mr. Davis as of the effective date of the Davis Consulting Agreement will continue to be exercisable during the Davis Initial Term.

Outstanding Equity Awards as of December 31, 2019

The following table includes certain information with respect to option that were outstanding as of December 31, 2019 for our executive officers.

	Option Awards						Stock Awards
	Number of	Number of						Market
	Securities	Securities					Number of	Value of
	Underlying	Underlying					Shares or	Shares or
	Unexercised	Unexercised		Option			Units of	Units of
	Options	Options		Exercise		Option	Stock That	Stock That
	(#)	(#)		Price	Grant	Expiration	Have Not	Have not
Name	Exercisable	Unexercisable		($)	Date	Date	Vested (#)	Vested ($)	(1)
John Johnson	18,181	—		$10.74	3/17/2015	3/17/2020
	18,181	—		$13.43	3/17/2015	3/17/2020
	18,181	—		$16.11	3/17/2015	3/17/2020
	13,224	—		$17.55	10/16/2015	10/16/2025
	40,000	—		$5.50	5/12/2016	5/12/2026
	40,000	—		$4.40	5/11/2017	5/11/2027
	40,000	—		$7.75	5/15/2018	5/15/2028
	—	275,000	(2)	$1.56	11/14/2019	11/14/2029
							40,000	$83,600	(5)

Matthew Pauls	303,181	—	(3)	$15.71	5/26/2015	5/26/2025
	150,251	14,062	(3)	$3.94	2/26/2016	2/26/2026
	187,500	93,751	(3)	$2.90	2/23/2017	2/23/2027
	153,125	87,500	(3)	$6.65	2/5/2018	2/5/2028
	75,000	100,000	(3)	$4.67	2/20/2019	2/20/2029

Fredric Cohen, M.D.	81,818	—		$18.12	8/5/2015	8/5/2025
	28,125	1,875	(2)	$3.94	2/26/2016	2/26/2026
	35,000	5,000	(4)	$4.16	6/13/2016	6/13/2026
	7,500	2,500	(4)	$3.90	11/23/2016	11/23/2026
	118,938	54,062	(2)	$2.90	2/23/2017	2/23/2027
	50,750	65,250	(2)	$6.65	2/5/2018	2/5/2028
	22,125	95,875	(2)	$4.67	2/20/2019	2/20/2029
							24,500	$51,205	(6)

Robert Lutz	15,150	—		$14.37	6/25/2015	6/25/2025
	59,063	3,937	(2)	$3.94	2/26/2016	2/26/2026
	120,313	54,687	(2)	$2.90	2/23/2017	2/23/2027
	49,875	64,125	(2)	$6.65	2/5/2018	2/5/2028
	20,625	89,375	(2)	$4.67	2/20/2019	2/20/2029
							24,500	$51,205	(6)

A. Brian Davis	54,545	—		$15.71	5/26/2015	5/26/2025
	133,363	—		$18.80	7/21/2015	7/21/2020
	56,875	—		$3.94	2/26/2016	2/26/2026
	112,500	—		$2.90	2/23/2017	2/23/2027
	43,125	—		$6.65	2/5/2018	2/5/2028
	13,563	—		$4.67	2/20/2019	2/20/2029

(1)	The market value of shares of stock that have not vested is based on the closing price of our common stock on December 31, 2019, or $2.09 per share.

(2)

These options vest in 16 equal quarterly installments commencing with the first quarter subsequent to the grant date. These options will fully vest and become exercisable upon a change of control provided that the executive is employed on the date of such change of control.

(3)

These options vest through November 30, 2020, in each case according to their vesting schedule, and all options that were vested as of the date of Mr. Pauls’s resignation (or that will vest through November 30, 2020) will remain exercisable through November 30, 2020; however, the options that vest solely during the month of November 2020 will remain exercisable through February 26, 2021.

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

(5)	The restricted stock units vest on May 15, 2020, provided Mr. Johnson provides services to the Company through such date.
(6)	The restricted stock units vest on February 20, 2021.

Prior to September 3, 2015, we did not have an equity compensation plan. Grants of stock options to the executive officers and other individuals were made through individual grant agreements.

2020 Equity Awards

On January 27, 2020, our board of directors approved grants of stock options for Dr. Cohen and Mr. Lutz in the amounts of 300,000 and 275,000, respectively. These stock options vest in sixteen equal quarterly installments beginning April 27, 2020, provided the executive officer is employed by the Company on each vesting date.  All stock options will fully vest upon a change of control of our company.

Potential Payments Upon Terminations of Employment or Following a Change of Control

Executive Chairman Agreement

Pursuant to the terms of the Executive Chairman Agreement, we may terminate Mr. Johnson’s employment at any time; provided, however, that if we terminate Mr. Johnson’s employment, Mr. Johnson will be entitled to receive, subject (in the case of clauses (ii) through (iv)) to his execution and non-revocation of a customary release of claims in favor of the Company and its affiliates, (i) any accrued but unpaid base salary and vested benefits through the date his employment is terminated, (ii) if his employment is terminated on or before the last day of the Johnson Initial Term, a single lump sum cash amount equal to the base salary that he would have otherwise received had his employment not been terminated, from the date his employment is terminated through the expiration of the Johnson Initial Term; (iii) subject to his election, a payment of 100% of the COBRA payments for health and welfare coverage that he held as of the date his employment is terminated (for a period of 18 months); and (iv) if his employment is terminated other than pursuant to a delivery of notice by us not to renew the Executive Chairman Agreement, immediate acceleration of vesting of all of his outstanding equity awards.  In addition, upon any involuntary termination of Mr. Johnson’s service on the board of directors, the Executive Chairman Agreement provides for immediate acceleration of vesting of all of his outstanding equity awards.

Employment Agreements

The employment agreements with our other executive officers (including Mr. Lutz and Dr. Cohen, and Messrs. Pauls and Davis prior to their resignations) provide that, upon a termination of employment by our company without “cause,” or by the executive for “good reason,” or due to the executive’s death, subject to the execution of a release of claims, he or she will be entitled to (1) an amount equal to the sum of 12 months of base salary and the target bonus, paid in installments over the 12‑month period following termination, (2) a pro rata portion of the annual bonus that he would have been entitled to receive for the calendar year that includes the termination date, based on the actual achievement of the applicable performance goals, and (3) medical and dental benefits provided by us that are at least equal to the level of benefits provided to other similarly situated active employees until the earlier of (a) 12 months following the termination date and (b) the date the executive becomes covered under a subsequent employer’s medical and dental plans.

In the event there is a change of control of our company and, during the 24‑month period following the change of control, any of our executive officers is terminated by us without cause, by the executive for good reason, or due to the executive’s death or, he or she will be entitled to the severance benefits detailed below and all unvested equity or equity‑based awards held by the executive will accelerate and vest. The severance benefits include (1) an amount equal to the sum of 18 months base salary and the target bonus, paid in installments over the 18‑month period following termination; and (2) the medical and dental benefits provided by us until the earlier of (a)  one year following the termination date and (b) the date the executive becomes covered under a subsequent employer’s medical and dental plans.

Under the employment agreements, “cause” is defined as (1) the conviction of, or plea of guilty or nolo contendere to, any felony or any crime involving theft, embezzlement, dishonesty or moral turpitude, (2) any act constituting willful misconduct, deliberate malfeasance, dishonesty, or gross negligence in the performance of the individual’s duties, (3) the willful and continued failure to perform any of the individual’s duties, which has not been cured within 30 days following written notice from us, or (4) any material breach by the individual of the employment agreement or any other agreement with us, which has not been cured within 30 days following written notice from us. “Good reason” is defined as any of the following reasons unless cured by us within a specified period: (1) a material reduction of the individual’s base salary, other than a reduction that is applicable to other senior executives in the same manner and proportion, (2) the assignment of duties or responsibilities which are materially inconsistent with the individual’s position, (3) a change in the principal location at which the individual performs his or her duties to a new location that is more than 50 miles from the prior location or (4) a material breach of the employment agreement by us. “Change of control ” is defined as the occurrence of any of the following: (a) any person or group of persons becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company’s then outstanding securities; provided that if the person or group of persons is already deemed to own more than 50% of the total fair market value or total voting power, then the acquisition of additional stock by such person or group of persons shall not constitute an additional change of control; (b) the stockholders of the Company approve a plan of complete liquidation of the Company; (c) the sale or disposition of all or substantially all of the Company’s assets; or (d) a merger, consolidation or reorganization of the Company with or involving any other entity, other than a merger, consolidation or reorganization that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the combined voting power of the Company (or such surviving entity) outstanding immediately after such merger, consolidation or reorganization owned in approximately the same proportion of such ownership by each of the prior shareholders as prior to the transaction. The following acquisitions are not considered to be a change of control of the Company: (A) an acquisition by the Company or entity controlled by the Company, or (B) an acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company.

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

Payments to Messrs. Pauls and Davis in Connection with their Resignations

Pursuant to the terms of his employment agreement, in connection with his resignation effective November 1, 2019, Mr. Pauls will receive severance payments for 18 months, consisting of 18 months of salary and his annual incentive bonus target amount. In addition, pursuant to its authority under the 2015 Plan, the board of directors agreed to extend the vesting and exercisability of the stock options granted to Mr. Pauls on February 26, 2016, February 23, 2017, February 5, 2018 and February 20, 2019 (the “Pauls Options”), such that all Pauls Options that were unvested as of the date of his resignation will continue to vest through November 30, 2020, in each case according to their vesting schedule, and all Pauls Options that were vested as of the date of his resignation (or that will vest through November 30, 2020) will remain exercisable by Mr. Pauls through November 30, 2020; provided, however, that Pauls’ Options that vest solely during the month of November 2020 will remain exercisable by Mr. Pauls through February 26, 2021.

Pursuant to the terms of his employment agreement, in connection with his resignation on effective September 3, 2019, Mr. Davis will receive severance payments for 12 months, consisting of 12 months of salary and his annual incentive bonus target amount. In addition, pursuant to its authority under the 2015 Plan, the board of directors agreed to extend the exercisability of Mr. Davis’ vested stock options (as of September 3, 2019) through September 2, 2020.

Director Compensation (2019)

Our board of directors’ compensation program for fiscal year 2019 provided for the following:

•	Annual Cash Retainer—$40,000
•	Additional Annual Cash Retainers
•	Non‑Executive Chairman of the Board Retainer—$35,000
•	Audit Committee Chair Retainer—$20,000
•	Compensation Committee Chair Retainer—$15,000
•	Nomination and Governance Committee Chair Retainer—$10,000
•	Audit Committee Member (other than Chairman) Retainer—$10,000
•	Compensation Committee Member (other than Chairman) Retainer—$7,000
•	Nomination and Governance Committee Member (other than Chairman) Retainer—$4,500
•	Transaction Committee Member Retainer—$8,000
•	Equity Compensation
•

Initial Equity Grant—50,000 restricted stock units, vesting in full on the first anniversary of the date of grant, provided that the director continues to provide services as a member of our board of directors continuously from the date of grant through the applicable vesting date

•

Annual Equity Grant—40,000 restricted stock units, vesting in full on the first anniversary of the date of grant, as determined by our board of directors, provided that the director continues to provide services as a member of our board of directors continuously from the date of grant through the vesting date

Our directors earned compensation in 2019 for their service on the board as summarized below:

		Fees earned	Stock Awards (1)	Total
Name	Year	($)	($)	($)
John H. Johnson(2)	2019	$78,326	$123,600	$201,926
Richard S. Kollender (3)	2019	50,039	123,600	173,639
Garheng Kong, M.D., Ph.D.	2019	51,358	123,600	174,958
Jeffrey W. Sherman, M.D., FACP	2019	49,717	123,600	173,317
Mårten Steen, M.D., Ph.D.	2019	57,858	123,600	181,458
Hilde H. Steineger, Ph.D.	2019	49,717	123,600	173,317
David Gill (4)	2019	21,666	128,500	150,166

(1)	Amounts shown represent the aggregate grant date fair value of the restricted stock unit (RSU) awards, computed in accordance with FASB ASC Topic 718.

(2)

Mr. Johnson was appointed Executive Chairman effective November 1, 2019. As of that date, he was no longer entitled to receive any additional compensation in respect of his service as a member of the board of directors. See “Summary Compensation Table (2019 and 2018)” for additional compensation paid to Mr. Johnson as Executive Chairman in 2019.

(3)	Mr. Kollender was appointed Chief Operating Officer effective September 3, 2019, at which time he resigned from the board of directors.
(4)	Mr. Gill was appointed to the board of directors effective September 3, 2019.

The following table includes a summary of outstanding stock options and restricted stock unit grants as of December 31, 2019 for those individuals serving as directors in fiscal year 2019. See “Outstanding Equity Awards as of December 31, 2019” for Mr. Johnson’s outstanding equity awards as of December 31, 2019.

	Restricted Stock Units	Options
Name	Outstanding	Outstanding
David Gill	50,000	—
Richard S. Kollender (1)	100,000	372,188
Garheng Kong, M.D., Ph.D.	40,000	154,385
Jeffrey W. Sherman, M.D., FACP	40,000	140,000
Mårten Steen, M.D., Ph.D.	40,000	154,918
Hilde H. Steineger, Ph.D.	40,000	154,918

(1)

The number of outstanding restricted stock units includes a restricted stock unit award of 60,000 ordinary shares of the Company granted to Mr. Kollender on September 3, 2019 in connection with his appointment as Chief Operating Officer and the number of outstanding options includes a nonqualified stock option to purchase 215,000 ordinary shares of the Company granted to Mr. Kollender on September 3, 2019 in connection with his appointment as Chief Operating Officer.

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

Stock Options.  The exercise price of options granted under the Non‑Employee Director Plan may be equal to or greater than the fair market value of our ordinary shares on the date of grant. The term of an option may not exceed ten years. After the termination of service of a non‑employee director for any reason other than death, disability or cause (as defined in the Non‑Employee Director Plan), he or she may exercise the vested portion of his or her option for 90 days. If termination is due to death (or death occurs within 90 days after the director’s termination date) or disability, the vested portion of the option will remain exercisable for one year. However, in no event may an option be exercised later than the expiration of its term. All options are forfeited upon a termination for Cause. In addition, if a non‑employee director has engaged in conduct that constitutes cause, any shares acquired upon exercise of an option for which we have not yet delivered the share certificates shall be automatically forfeited to us in exchange for payment of the exercise price paid for such shares.

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

Stock Options.  The exercise price of options granted under the 2015 Plan may be equal to or greater than the fair market value of our ordinary shares on the date of grant. The term of an option may not exceed ten years, except that the term of an incentive stock option granted to any employee who owns more than 10% of the voting power of all classes of our outstanding stock must not exceed five years and the exercise price must equal to at least 110% of the fair market value of our ordinary shares on the grant date. After the termination of service of an employee, director or consultant for any reason other than death, disability or cause (as defined in the 2015 Plan), he or she may exercise the vested portion of his or her option for 90 days. If termination is due to death (or death occurs within 90 days after the individual’s termination date) or disability, the vested portion of the option will remain exercisable for one year. However, in no event may an option be exercised later than the expiration of its term. All options are forfeited upon a termination for Cause. In addition, if an employee, director or consultant has engaged in conduct that constitutes cause, any shares acquired upon exercise of an option for which we have not yet delivered the share certificates shall be automatically forfeited to us in exchange for payment of the exercise price paid for such shares.

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

Stock Options. The exercise price of options granted under the Inducement Plan will be equal to or greater than the fair market value of our ordinary shares on the date the options are granted, and the term of any option will not exceed ten years from the date of the grant. After a termination of service for any reason other than death, disability or cause (as defined in the Inducement Plan), the grantee of an option award may exercise the vested portion of his or her option for 90 days. If termination is due to death (or death occurs within 90 days after the individual’s termination date) or disability, the vested portion of the option will remain exercisable for one year. However, in no event may an option be exercised later than the expiration of its term. All options are forfeited upon a termination for cause. In addition, if an employee, director or consultant has engaged in conduct that constitutes cause, any shares acquired upon exercise of an option for which we have not yet delivered the share certificates will be automatically forfeited to us in exchange for payment of the exercise price paid for such shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of February 17, 2020 by:

•	each of our directors and director nominees;
•	each of our “named executive officers”;
•	all of our directors and executive officers as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our ordinary shares.

The percentages in the columns entitled “Percentage of Shares Beneficially Owned” are based on a total of 54,247,285 ordinary shares outstanding as of February 17, 2020.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our ordinary shares. Our ordinary shares subject to options that are currently exercisable or exercisable within 60 days of February 17, 2020 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the ordinary shares beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Strongbridge Biopharma plc, 900 Northbrook Drive, Suite 200, Trevose, Pennsylvania 19053.

		Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Shareholders
Caxton Alternative Management LP	(1)	9,127,987	16.2%
Novo Nordisk A/S	(2)	5,242,000	9.7%
Longitude Venture Partners III, L.P	(3)	4,500,000	8.3%
Growth Equity Opportunities Fund III, LLC	(4)	4,141,308	7.6%
HealthCap VI, L.P.	(5)	3,781,008	6.9%
Executive Officers and Directors
John H. Johnson	(6)	204,955	*
Matthew Pauls	(7)	976,039	1.8%
Fredric Cohen, M.D.	(8)	388,127	*
Robert Lutz	(9)	306,775	*
A. Brian Davis		409,154	*
David Gill		—	*
Garheng Kong, M.D., Ph.D.		154,384	*
Jeffrey W. Sherman, M.D., F.A.C.P.		140,000	*
Mårten Steen, M.D., Ph.D.		154,918	*
Hilde H. Steineger, Ph.D.		154,918	*
All current directors and executive officers as a group (13 persons)		3,751,116	4.4%

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

(5)

Based on the information disclosed in a Schedule 13G/A filed with the SEC on February 6, 2020 by HealthCap VI, L.P. (“HealthCap”) and HealthCap VI GP S.A. (“HealthCap GP”), in which each reporting person reported shared voting and dispositive power with respect to 3,781,008 ordinary shares, which includes (i) 154,918 ordinary shares issuable upon exercise of options that are exercisable within 60 days and (ii) a warrant to purchase up to an additional 400,000 ordinary shares. The reporting persons will be prohibited from exercising the warrants, if after giving effect to such exercise, they (together with any of their affiliates) would together beneficially own in excess of 4.99% of our ordinary shares outstanding immediately after giving effect to such exercise or 9.99% if the holder beneficially owns greater than 4.99% of the number of ordinary shares outstanding notwithstanding the ordinary shares issuable upon exercise of this warrant. HealthCap GP is the sole general partner of HealthCap. The address of HealthCap and HealthCap GP is 18, Avenue d’Ouchy, 1006 Lausanne, Switzerland.

(6)	This number includes 17,188 ordinary shares that are subject to options that are or will vest and become exercisable within 60 days as of February 17, 2020.
(7)	This number includes 62,499 ordinary shares that are subject to options that are or will vest and become exercisable within 60 days as of February 17, 2020.
(8)	This number includes 23,187 ordinary shares that are subject to options that are or will vest and become exercisable within 60 days as of February 17, 2020.
(9)	.This number includes 21,749 ordinary shares that are subject to options that are or will vest and become exercisable within 60 days as of February 17, 2020.

Equity Compensation Plan Information

The table below sets forth information with respect to ordinary shares that may be issued under our equity compensation plans issued as of December 31, 2019:

				Number of Securities
				Remaining
	Number of Securities to be			Available for Future
	Issued Upon		Weighted-Average	Issuance
	Exercise of Outstanding		Exercise Price of Outstanding	Under Equity Compensation
	Options, Warrants		Options, Warrants	Plans (Excluding Securities
Plan Category	and Rights		and Rights	Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,097,609	(1)	$4.91	725,531
Equity compensation plans not approved by security holders	1,576,127	(2)	4.85	1,099,776
Total	8,673,736			1,825,307

(1)

This number includes the following: (i) 5,998,095 ordinary shares subject to outstanding awards granted under the 2015 Equity Compensation Plan as of December 31, 2019, of which 5,495,896 ordinary shares were subject to outstanding stock options and 502,199 ordinary shares were subject to outstanding restricted stock unit awards; and (ii) 1,099,514 ordinary shares subject to outstanding awards granted under the Non-Employee Director Equity Compensation Plan as of December 31, 2019, of which 827,363 ordinary shares were subject to outstanding stock options and 272,151 ordinary shares were subject to outstanding restricted stock unit awards.

(2)

This number represents ordinary shares subject to outstanding awards granted under the 2017 Inducement Plan, of which 1,559,127 ordinary shares were subject to outstanding stock options and 17,000 ordinary shares were subject to outstanding restricted stock unit awards as of December 31, 2019.

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

Director Independence

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Mr. Gill and Drs. Kong, Sherman, Steen and Steineger, representing five of our six directors, is independent under the applicable rules and regulations of the Nasdaq Stock Market (“Nasdaq”). In making such determinations, the board of directors considered the relationships that each such non‑employee director has with the Company and all other facts and circumstances the board of directors deemed relevant in determining their independence. As Executive Chairman, Mr. Johnson no longer qualifies as an independent director under the applicable rules and regulations of Nasdaq.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by Ernst & Young our independent registered public accounting firm as described below:

	2019	2018
Fee Category:	(in thousands)
Audit Fees(1)	$589	$730
Audit-Related Fees(2)	8	144
Tax Fees(3)	—	—
All Other Fees	—	—
Total Fees	$597	$874

(1)	Audit fees consist of fees for the audit of our financial statements, the review of our interim financial statements and statutory audits.

(2)	Audit-related fees included fees for consultations concerning financial and accounting matters not classified as audit services.

(3)	Tax fees consists of fees incurred for tax compliance, tax advice and tax planning and includes fees for tax return preparation and tax consulting.

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

PART IV

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

3.1	Constitution of Strongbridge Biopharma plc (incorporated by reference to Exhibit 3.1 to the Form F-1/A (No. 333-206654) filed with the SEC on September 9, 2015)
3.2	Articles of Association of Strongbridge Biopharma plc (incorporated by reference to Exhibit 3.2 to the Form F-1/A (No. 333-206654) filed with the SEC on September 9, 2015)
4.1*	Description of Ordinary Shares
10.1

Sublease Agreement, dated March 30, 2015, by and between Insight Pharmaceuticals LLC and Cortendo AB (incorporated by reference to Exhibit 10.1 to the Form F-1 (No. 333-206654) filed with the SEC on August 28, 2015)

10.2

Lease, dated November 21, 2017, by and between Northbrook TC Equities LLC, et. al. as Landlord, and Strongbridge U.S. Inc., as Tenant (incorporated by reference to Exhibit 10.2 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.3†

Asset Purchase Agreement, dated December 12, 2016, between Taro Pharmaceutical North America, Inc. and Strongbridge plc (incorporated by reference to Exhibit 10.3 to the Form F-3 (No. 333-215531) filed with the SEC on January 12, 2017)

10.4†

Supply Agreement, dated December 12, 2016, between Taro Pharmaceutical North America, Inc. and Strongbridge plc (incorporated by reference to Exhibit 10.4 to the Form F-3 (No. 333-215531) filed with the SEC on January 12, 2017)

10.5

Amended and Restated Employment Agreement, dated as of October 13, 2017, by and between Strongbridge U.S. Inc. and Matthew Pauls (incorporated by reference to Exhibit 10.7 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.6

Form of Amended and Restated Employment Agreement, dated as of October 13, 2017, by and between Strongbridge U.S. Inc. and certain of its executive officers (incorporated by reference to Exhibit 10.8 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.7

Investors’ Rights Agreement, dated as of February 10, 2015, by and among Cortendo AB and the Investors listed therein (incorporated by reference to Exhibit 10.11 to the Company’s Form F-1 (No. 333-206654) filed with the SEC on August 28, 2015)

10.8*	Form of Indemnification Agreement
10.9

Equity Distribution Agreement, dated as of April 28, 2017, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 to the Company’s Form F-3 (No. 333-217555) filed on April 28, 2017)

10.10	Strongbridge Biopharma plc 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K (File No. 001-37569) filed with the SEC on February 27, 2019)
10.11

Strongbridge Biopharma plc Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K (File No. 001-37569) filed with the SEC on February 27, 2019)

10.12	Strongbridge Biopharma plc 2017 Inducement Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K (File No. 001-37569) filed with the SEC on February 27, 2019
10.13

Form of Incentive Stock Option Award Agreement under the Strongbridge Biopharma plc 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.16 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.14

Form of Nonqualified Stock Option Award Agreement under the Strongbridge Biopharma plc 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.15

Form of Restricted Stock Unit Award Agreement under the Strongbridge Biopharma plc 2015 Equity Compensation (incorporated by reference to Exhibit 10.18 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)

10.16*	Form of Restricted Stock Unit Award Agreement under the Strongbridge Biopharma Non-Employee Director Equity Compensation Plan.
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

10.20	Form of Ordinary Share Purchase Warrant issued December 22, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Form 6-K (File No. 001-37569) filed with the SEC on December 23, 2016)
10.21

Form of Lender Warrant issued December 28, 2016 in connection with Horizon and Oxford Loan Agreement (incorporated by reference to Exhibit 10.20 to the Form 20-F (File No. 001-37569) filed with the SEC on April 4, 2017)

10.22	Form of Warrant to CR Group Lenders, dated July 14, 2017 (incorporated by reference to Exhibit 10.3 to the Report on Form 6-K (File No. 001-37569) filed with the SEC on July 17, 2017)
10.23	Form of Warrant to CR Group Lenders, dated January 16, 2018 (incorporated by reference to Exhibit 10.30 to the Form 10-K (File No. 001-37569) filed with the SEC on March 12, 2018)
10.24

Consulting Agreement, dated as of September 3, 2019, by and between Strongbridge U.S. Inc. and A. Brian Davis (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 001-37569) filed with the SEC on November 7, 2019)

10.25*	Executive Chairman Agreement, dated as of November 1, 2019, by and between Strongbridge Biopharma plc and John Johnson
10.26*	Amendment to Option Award Agreements, dated as of November 26, 2019, by and between Strongbridge Biopharma plc and Matthew Pauls
21.1*	Subsidiaries of Strongbridge Biopharma plc
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

*      Filed or furnished herewith.

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
Name: Robert Lutz
Title: Chief Financial Officer
Date: February 28, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert Lutz, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons on the dates and in the capacities indicated below:

/s/ Robert Lutz	Chief Financial Officer (principal executive	February 28, 2020
Robert Lutz	officer and principal financial officer)

/s/ Steven McElwaine	Executive Director, Corporate Controller	February 28, 2020
Steven McElwaine

/s/ John H. Johnson	Executive Chairman and Director	February 28, 2020
John H. Johnson

/s/ David Gill	Director	February 28, 2020
David Gill

/s/ Garheng Kong	Director	February 28, 2020
Garheng Kong

/s/ Jeffrey Sherman	Director	February 28, 2020
Jeffrey Sherman

/s/ Marten Steen	Director	February 28, 2020
Marten Steen

/s/ Hilde Steineger	Director	February 28, 2020
Hilde Steineger

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Strongbridge Biopharma plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Strongbridge Biopharma Plc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

February 28, 2020

STRONGBRIDGE BIOPHARMA plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$57,032	$122,490
Marketable securities	21,072	—
Accounts receivable	2,289	1,626
Inventory	1,993	3,946
Prepaid expenses and other current assets	1,157	4,236
Total current assets	83,543	132,298
Property and equipment, net	291	294
Right of use asset, net	789	—
Intangible asset, net	25,110	30,132
Goodwill	7,256	7,256
Other assets	649	305
Total assets	$117,638	$170,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,331	$1,184
Accrued and other current liabilities	20,962	16,065
Total current liabilities	24,293	17,249
Warrant liability	4,127	15,513
Supply agreement liability, noncurrent	15,947	24,568
Other long-term liabilities	1,080	—
Total liabilities	45,447	57,330
Commitments and contingencies (Note 10)
Stockholders’ equity:
Deferred shares, $1.098 par value, 40,000 shares authorized, issued and outstanding at December 31, 2019 and December 31, 2018	44	44
Ordinary shares, $0.01 par value, 600,000,000 shares authorized at December 31, 2019 and December 31, 2018; 54,205,852 and 54,122,074 shares issued and outstanding at December 31, 2019 and December 31, 2018	542	541
Additional paid-in capital	332,085	323,402
Accumulated deficit	(260,483)	(211,032)
Accumulated other comprehensive income	3	—
Total stockholders’ equity	72,191	112,955
Total liabilities and stockholders’ equity	$117,638	$170,285

The accompanying notes are an integral part of these consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2019	2018	2017
Revenues:
Net product sales	$21,676	$18,027	$7,046
Royalty revenues	36	—	—
Total revenues	21,712	18,027	7,046

Cost and expenses:
Cost of sales (excluding amortization of intangible assets)	$3,822	$3,986	$1,483
Selling, general and administrative	49,058	63,336	36,292
Research and development	30,903	25,441	17,268
Amortization of intangible assets	5,022	7,187	5,022
Impairment of intangible asset	—	—	20,723
Total cost and expenses	88,805	99,950	80,788
Operating loss	(67,093)	(81,923)	(73,742)
Other income (loss), net:
Income from field services agreement	12,616	—	—
Expense from field services agreement	(6,652)	—	—
Unrealized gain (loss) on fair value of warrants	11,386	16,337	(30,218)
Interest expense	—	(12,515)	(4,313)
Loss on extinguishment of debt	—	(21,549)	(3,545)
Gain on sale of subsidiary	—	130,832	—
Other income, net	2,060	1,205	106
Total other income (loss), net	19,410	114,310	(37,970)
(Loss) income before income taxes	(47,683)	32,387	(111,712)
Income tax expense	(1,768)	(536)	(1,771)
Net (loss) income	(49,451)	31,851	(113,483)
Other comprehensive income
Unrealized gain on marketable securities	3	—	—
Comprehensive (loss) income	$(49,448)	$31,851	$(113,483)

Net (loss) income attributable to ordinary shareholders:
Basic	$(49,451)	$31,851	$(113,483)
Diluted	$(60,837)	$15,514	$(113,483)
Net (loss) income per share attributable to ordinary shareholders:
Basic	$(0.91)	$0.69	$(3.11)
Diluted	$(1.10)	$0.31	$(3.11)
Weighted-average shares used in computing net (loss) income per share attributable to ordinary shareholders:
Basic	54,182,499	46,297,088	36,544,825
Diluted	55,383,030	49,724,503	36,544,825

The accompanying notes are an integral part of these consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands except share amounts)

	Strongbridge Biopharma plc Shareholders
					Additional		Accumulated Other	Total
	Ordinary Shares		Deferred Shares		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance—December 31, 2016	35,335,026	$353	40,000	$44	$195,975	$(129,400)	$—	$66,972
Net loss	—	—	—	—	—	(113,483)	—	(113,483)
Stock-based compensation	—	—	—	—	5,167	—	—	5,167
Issuance of shares, net of offering costs	4,429,799	44	—	—	26,340	—	—	26,384
Issuance of shares in connection with at-the-market facility, net of costs	10,300	*	—	—	73	—	—	73
Exercise of stock options	196,081	2	—	—	624	—	—	626
Exercise of warrants	178,606	2	—	—	(2)	—	—	—
Issuance of warrants related to loan agreements, net	—	—	—	—	2,347	—	—	2,347
Balance—December 31, 2017	40,149,812	$401	40,000	$44	$230,524	$(242,883)	$—	$(11,914)
Net income	—	—	—	—	—	31,851	—	31,851
Stock-based compensation	—	—	—	—	7,807	—	—	7,807
Issuance of shares, net of offering costs	5,255,683	53	—	—	33,455	—	—	33,508
Issuance of shares to Novo	5,242,000	52	—	—	22,331	—	—	22,383
Issuance of shares to CRG	656,929	7	—	—	2,798	—	—	2,805
Issuance of shares in connection with at-the-market facility, net of costs	1,281,903	13	—	—	8,583	—	—	8,596
Exercise of warrants	1,384,062	14	—	—	10,619	—	—	10,633
Issuance of warrants related to loan agreements	—	—	—	—	7,663	—		7,663
Exercise of stock options	50,654	*	—	—	96	—	—	96
Ordinary shares issued, net of shares withheld for employee taxes	101,031	1	—	—	(474)	—	—	(473)
Balance—December 31, 2018	54,122,074	$541	40,000	$44	$323,402	$(211,032)	—	$112,955
Net loss	—	—	—	—	—	(49,451)	—	(49,451)
Stock-based compensation	—	—	—	—	8,597	—	—	8,597
Exercise of stock options	43,841	1	—	—	178	—	—	179
Ordinary shares issued, net of shares withheld for employee taxes	39,937	*	—	—	(92)	—	—	(92)
Unrealized gain on marketable securities	—	—	—	—	—	—	3	3
Balance—December 31, 2019	54,205,852	$542	40,000	$44	$332,085	$(260,483)	3	$72,191

* Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(49,451)	$31,851	$(113,483)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—	—
Change in fair value of warrant liability	(11,386)	(16,337)	30,218
Impairment of intangible asset	—	—	20,723
Stock-based compensation	8,597	7,807	5,167
Amortization of intangible assets	5,022	7,187	5,022
Accretion of discounts on marketable securities	(385)	—	—
Interest and related guarantee fees paid in kind	—	—	896
Amortization of debt discounts and debt issuance costs	—	1,484	482
Loss on extinguishment of debt	—	21,549	3,545
Gain on sale of subsidiary	—	(130,832)	—
Deferred income tax expense	—	—	1,958
Depreciation	77	46	10
Changes in operating assets and liabilities:
Accounts receivable	(663)	(42)	(1,584)
Inventory	1,618	(3,437)	(511)
Prepaid expenses and other current assets	3,079	(3,028)	(444)
Other assets	(798)	381	(536)
Accounts payable	2,153	(63)	158
Accrued and other liabilities	(2,647)	(1,142)	3,043
Net cash used in operating activities	(44,784)	(84,576)	(45,336)
Cash flows from investing activities:
Payment for acquisitions	—	(24,655)	(7,500)
Purchases of property and equipment	(74)	(326)	—
Purchases of marketable securities	(56,187)	—	—
Sales and maturities of marketable securities	35,500	—	—
Proceeds from sale of subsidiary	—	159,311	—
Net cash (used in) provided by investing activities	(20,761)	134,330	(7,500)
Cash flows from financing activities:
Proceeds from long-term debt, net	—	44,930	39,987
Payment for loss on extinguishment of debt	—	(9,990)	(1,300)
Repayment of long-term debt	—	(85,000)	(22,261)
Proceeds from issuance of ordinary shares, net	—	33,508	26,384
Proceeds from share subscription to Novo	—	22,383	—
Proceeds from issuance of ordinary shares in connection with at-the-market offering	—	8,596	73
Proceeds from exercise of warrants	—	1,176	—
Proceeds from exercise of stock options	179	96	626
Payments related to tax withholding for net-share settled equity awards	(92)	(473)	—
Net cash provided by financing activities	87	15,226	43,509
Net (decrease) increase in cash and cash equivalents	(65,458)	64,980	(9,327)
Cash and cash equivalents—beginning of period	122,490	57,510	66,837
Cash and cash equivalents—end of period	$57,032	$122,490	$57,510
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$11,122	$2,935
Income taxes other, net of refunds	$419	$1	$127
Supplemental non-cash financing activities:
Issuance of shares to settle debt	$—	$2,805	$—
Changes in unrealized gain on marketable securities	$3	$—	$—

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

We have two clinical-stage product candidates for rare endocrine diseases, Recorlev and veldoreotide. Recorlev (levoketoconazole) is a cortisol synthesis inhibitor currently being studied for the treatment of endogenous Cushing's syndrome. Veldoreotide is a next-generation somatostatin analog being investigated for potential applications in conditions amenable to somatostatin receptor activation. Both Recorlev and veldoreotide have received orphan designation from the FDA and the European Medicines Agency (“EMA”).

In January 2018, Strongbridge Ireland Limited., one of our wholly-owned subsidiaries, acquired the U.S. and Canadian rights to Macrilen (macimorelin), the first and only oral drug approved by the FDA for the diagnosis of patients with adult growth hormone deficiency. We launched Macrilen in the United States in July 2018. In December 2018, we sold Strongbridge Ireland Limited. to Novo Nordisk Healthcare AG (“Novo”) for $145 million plus the right to receive tiered royalties on net sales of Macrilen through 2027. In addition, Strongbridge U.S. Inc, another of our wholly-owned subsidiaries, entered into an agreement with Novo Nordisk Inc., subsidiary of Novo (“NNI”), pursuant to which NNI funded the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen in the United States, for a period of three years. Novo also purchased 5.2 million of our ordinary shares at a purchase price of $7.00 per share. In December, 2019, we reached an agreement with Novo to terminate the services agreement. We received a $6 million payment in connection with such termination and we no longer provide services to Novo.

Liquidity

We believe that our cash, cash equivalents and marketable securities of $78.1 million at December 31, 2019 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these consolidated financial statements.

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

Income and Expense from Field Services Agreement

In connection with our sale of our subsidiary, Strongbridge Ireland Limited, which owned the rights to Macrilen to Novo, Strongbridge U.S. Inc, one of our wholly-owned subsidiaries, entered into a field services agreement with Novo Nordisk Inc., a subsidiary of Novo (“NNI”), pursuant to which NNI agreed to fund the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen in the United States. This agreement was terminated effective December 1, 2019. Our income and expense under the field services agreement are recorded as non-operating income and expense, respectively.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. We must apply significant judgment in this process. Actual results could materially differ from those estimates.

Cash, cash equivalents and marketable securities

We consider all short‑term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of account balances at banks and money market accounts, respectively.

We invest our excess cash balances in marketable securities of highly rated financial institutions.  We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. We classify marketable debt securities as available-for-sale and, accordingly, record such securities at fair value. We classify these securities as current assets as these investments are intended to be available to us for use in funding current operations. There were no marketable securities with a maturity of greater than one year as of December 31, 2019.

Unrealized gains and losses on marketable debt securities are recorded as a separate component of accumulated other comprehensive income (loss) included in stockholders’ equity.

Concentration of credit risk and other risks and uncertainties

As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with which we deposit our cash or purchase cash equivalents or marketable securities, and we have not sustained any credit losses from instruments held at these financial institutions.

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

In December 2016, we issued warrants in connection with our private placement of ordinary shares. Pursuant to the terms of the warrant agreement, we could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using the Black-Scholes Model and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrant liabilities is reflected in the statement of operations for the years ended December 31, 2019, 2018 and 2017.

Property and equipment, net

Property and equipment, net, consists of office equipment such as furniture, fixtures and computers. Depreciation expense for the years ended December 31, 2019 and 2018, was not significant. The following useful lives were used for the various classifications of property and equipment, net:

	Amortization
	Periods
Computer hardware	3	-	5	years
Computer software	2	-	5	years
Furniture and fixtures	2	-	5	years
Leasehold improvements	Lesser of useful life or remaining lease term

Intangible assets

Certain intangible assets were acquired as part of an asset purchase and have been capitalized at their acquisition date fair value. Acquired definite life intangible assets are amortized using the straight-line method over their respective estimated useful lives. We evaluate the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

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

To estimate the fair value of the business, primarily a market‑based approach is applied, utilizing our public market value. We did not record a charge for impairment for our goodwill for the years ended December 31, 2019, 2018, and 2017.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019, 2018 and 2017, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our statements of operations.

Net (loss) income per share

Basic net (loss) income per share is calculated by dividing the net (loss) income attributable to shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted net (loss) income per share is calculated by dividing the net (loss) income attributable to shareholders by the weighted‑average number of ordinary shares outstanding for the period, including any dilutive effect from outstanding stock options and other equity-based awards.

Net (loss) income per share was calculated as follows for the periods indicated below:

	Year Ended
	December 31,
(in thousands, except per share data)	2019	2018	2017
Basic Net (Loss) Income Per Share
Basic net (loss) income	$(49,451)	$31,851	$(113,483)
Unrealized gain on fair value of warrants	$11,386	$16,337	$-
Diluted net (loss) income	$(60,837)	$15,514	$(113,483)

Weighted-average ordinary shares outstanding	54,182,499	46,297,088	36,544,825

Basic net (loss) income per share	$(0.91)	$0.69	$(3.11)

Diluted Net (Loss) Income Per Share
Diluted net (loss) income	$(60,837)	$15,514	$(113,483)

Weighted-average ordinary shares outstanding	54,182,499	46,297,088	36,544,825
Dilutive warrants, stock options and RSUs	1,200,531	3,427,415	-
Weighted-average shares used to compute diluted net income (loss) per share	55,383,030	49,724,503	36,544,825

Diluted net (loss) income per share	$(1.10)	$0.31	$(3.11)

Shares used in the diluted net loss per share calculations exclude anti‑dilutive ordinary share equivalents, which consist of outstanding stock options, unvested restricted stock units and warrants, if applicable.

	December 31,
	2019	2018	2017
Warrants	1,803,253	1,642,539	7,555,003
Stock options issued and outstanding	9,192,684	4,444,830	6,104,715
Unvested RSUs	791,350	—	267,250

Recently issued accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for us beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this standard to have a significant impact on our financial statements or internal controls.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the current other-than-temporary impairment model. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of this standard to have a significant impact on our financial statements or internal controls.

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

Disaggregation of Revenue

The following table summarizes revenue by product for the twelve months ended December 31, 2019 and 2018 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Products
Keveyis	$21,676	$16,802	$7,046
Macrilen	—	1,225	—
Total	$21,676	$18,027	$7,046

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

Trade discount:  We provide the Customer with a discount that is explicitly stated in our contract and is recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we receive sales order management, data and distribution services from the Customer. To the extent the services received are distinct from our sale of Keveyis to the Customer, these payments are classified in selling, general and administrative expenses in our consolidated statement of operations and comprehensive (loss) income.

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

Temporary Supply and Patient Assistance Programs:  We provide free Keveyis to uninsured patients who satisfy pre-established criteria for either the Temporary Supply Program or the Patient Assistance Program.  Patients who meet the Temporary Supply Program eligibility criteria may receive a temporary supply of free Keveyis for no more than sixty days while there is a determination of the patient’s third-party insurance, prescription drug benefit or other third-party coverage for Keveyis.  The Patient Assistance Program provides free Keveyis for up to twelve months to uninsured patients who satisfy pre-established criteria for financial need.  We do not recognize any revenue related to these free products and the associated costs are classified in selling, general and administrative expenses in our consolidated statements of operations and comprehensive (loss) income.

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	As of December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents	56,544	—	—	56,544
Marketable securities	—	21,072	—	21,072
Total assets	$56,544	$21,072	$—	$77,616
Warrant liability	—	—	4,127	4,127
Total liabilities	$—	$—	$4,127	$4,127

	As of December 31, 2018
	Level I	Level II	Level III	Total
Cash equivalents	122,300	—	—	122,300
Total assets	$122,300	$—	$—	$122,300
Warrant liability	—	—	15,513	15,513
Total liabilities	$—	$—	$15,513	$15,513

The following table presents a reconciliation of our level 3 Warrant liability (in thousands):

As of December 31, 2019
Balance as of December 31, 2018	$15,513
Unrealized gain on fair value of warrants for the year ended December 31, 2019	(11,386)
Balance as of December 31, 2019	$4,127

5. Intangible assets and goodwill

The gross carrying amount of in‑process research and development, acquired developed product rights and goodwill is as follows (in thousands):

	As of December 31, 2019
	Beginning of Period	Additions	Sold	Amortization	End of Period
Keveyis	$30,132	$—	$—	$(5,022)	$25,110
Goodwill	7,256	—	—	—	7,256
Total	$37,388	$—	$—	$(5,022)	$32,366

	As of December 31, 2018
	Beginning of Period	Additions	Sold	Amortization	End of Period
Keveyis	$35,155	$—	$—	$(5,023)	$30,132
Macrilen	—	24,834	(22,670)	(2,164)	—
Goodwill	7,256	—	—	—	7,256
Total	$42,411	$24,834	$(22,670)	$(7,187)	$37,388

Estimated amortization of our acquired developed product rights intangible asset for the five years subsequent to December 31, 2019 is as follows (in thousands):

2020	$5,022
2021	5,022
2022	5,022
2023	5,022
2024	5,022

Our finite-lived intangible asset consists of acquired developed product rights obtained from our acquisition of U.S. marketing rights to Keveyis (dichlorphenamide) from a subsidiary of Taro Pharmaceutical Industries Ltd. (“Taro”).

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

6. Marketable securities

Marketable securities consist of the following:

	As of December 31, 2019
	Amortized Cost	Net Unrealized Gain	Fair Value
Commercial Paper	$11,889	$—	$11,889
U.S. treasury securities	2,982	—	2,982
Asset-backed securities	6,198	3	6,201
Total marketable securities	$21,069	$3	$21,072

7. Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,

	2019	2018
Employee compensation	$4,452	$5,717
Consulting and professional fees	4,335	4,145
Accrued sales allowances	2,990	2,233
Severance	2,968	—
Supply agreement - current portion	2,773	1,638
Accrued taxes	1,892	535
Accrued royalties	806	802
Lease liability - current portion	374	—
Other	372	995
Total accrued liabilities	$20,962	$16,065

8. Leases

We lease office space under operating leases. Our leases have initial lease terms ranging from one to five years. Our lease agreements contain provisions for future rent increases.

As of December 31, 2019, future minimum commitments under facility operating leases were as follows (in thousands):

Operating
leases

2020	470
2021	481
2022	492
2023	207
Total minimum lease payments	$1,650

The components of lease cost for the quarter ended December 31, 2019 are as follows (in thousands):

Year Ended
December 31, 2019
Lease costs
Amortization of right of use assets	$335
Interest on lease liabilities	122
Total lease cost	$457

Amounts reported in the Consolidated Balance Sheet for leases where we are the lessee as of December 31, 2019 were as follows (in thousands):

December 31, 2019
Operating Leases
Right of use asset	$789
Lease liability	$1,080

Remaining lease term
Operating leases	3 years 5 months

Discount rate
Operating leases	7.69%

9. Warrants

Ordinary share warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC Topic 815”), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.

Warrants outstanding and warrant activity for the year ended December 31, 2019 is as follows:

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

10. Commitments and contingencies

(a) Commitments to Taro Pharmaceuticals Industries Ltd.

In December 2016, we acquired the U.S. marketing rights to Keveyis (dichlorphenamide) from Taro. Under the terms of an Asset Purchase Agreement, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017, and will pay an aggregate of $7.5 million in potential milestones upon the achievement of certain product sales targets. Taro has agreed to continue to manufacture Keveyis for us under an exclusive supply agreement through the orphan exclusivity period. We are obligated to purchase certain annual minimum amounts of product totaling approximately $29 million over a six-year period. As of December 31, 2019, our remaining obligation was $19.0 million. Our Supply Agreement with Taro may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf. We are also required to reimburse Taro for their royalty obligation resulting from their sale of Keveyis to us.

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

11. Defined contribution plan

Our 401(k) Employee Savings Plan (“401(k) Plan”) is available to all employees. We have elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. We match 100% of the first 4% of participating employee contributions. Our contributions were approximately $818,000, $704,000 and $173,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Our contributions are made in cash. Our ordinary shares are not an investment option available to participants in the 401(k) Plan.

12. Income taxes

For the years ended December 31, 2019, 2018 and 2017, the components of income (loss) before income taxes were as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Sweden	$(1,989)	$4,712	$(19,249)
Ireland	(23,708)	73,409	(47,211)
Cayman Islands	(1,587)	(701)	(21,709)
U.S.	(20,399)	(45,033)	(23,543)
Total	$(47,683)	$32,387	$(111,712)

The components of income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Current tax (benefit) expense:
Sweden	$1,767	$535	$—
Ireland	—	—	(22)
U.S.
Federal	—	—	(151)
State	1	1	(14)
Total current tax expense (benefit)	$1,768	$536	$(187)
Deferred tax expense (benefit):
Sweden	$—	$12,395	$(4,586)
Ireland	(8,484)	(13,337)	1,280
U.S.
Federal	(7,914)	(1,785)	39
State	(784)	(354)	(2,392)
Change in valuation allowance	17,182	3,081	7,617
Total deferred tax expense (benefit)	—	—	1,958
Total tax expense (benefit)	$1,768	$536	$1,771

With the exception of Sweden, we have net operating loss carryforwards in all other countries. For the Ireland and United States operations, we have not reflected any benefit of net operating loss carryforwards (“NOLs”) in the accompanying financial statements. In 2017, Strongbridge U.S. Inc. generated book loss as we decided this entity will markets and commercializes certain products. As such, given the high level of expenses incurred, it is not more likely than not we will recognize all deferred tax assets which results in us establishing a full valuation allowance against its deferred tax assets. During 2018, we transferred all our intercompany intellectual property to Ireland, resulting in current taxes due in Sweden after the utilization of all NOLs in Sweden, which previously had a full valuation allowance, and the creation of amortizable deferred tax assets in Ireland, which have a full valuation allowance. We recorded income tax expense of $1.8 million for the year ended December 31, 2019 arising from intercompany interest income.

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$16,283	$4,932
Stock-based compensation	6,811	4,944
Lease Liability	404	107
Intangible Amortization	628
Other deferred activity	250	497
Tax credits	14,533	10,826
Interest disallowance	9,687	9,889
Intangibles	13,240	13,240
Total deferred tax assets	61,836	44,435
Valuation allowance	(61,617)	(44,435)
Deferred tax assets recognized	219	—
Deferred tax liabilities:
Lease Liability - Right of Use	(219)	—
Total deferred tax liabilities	(219)	—
Net deferred tax assets (liabilities)	$—	$—

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, aside from the gain associated with the sale of our subsidiary, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. The valuation allowance increased by approximately $17.2 million and $2.7 million during the years ended December 31, 2019 and 2018, respectively, due primarily to net operating losses.

Our effective income tax rate differs from the ultimate parent company, Strongbridge Biopharma plc, Irish domestic statutory rate of 12.5% for the year ended December 31, 2019, 2018 and 2017.

	Year Ended
	December 31,
	2019	2018	2017
Ireland statutory income tax rate	12.50%	12.50%	12.50%
Foreign tax differential between Sweden, U.S., Cayman Island and Ireland	1.39	7.55	3.99
Federal tax credits	7.77	(4.58)	—
Change in valuation allowance	(36.04)	9.51	(6.82)
State income taxes	1.64	(1.09)	1.43
Permanent differences	2.92	4.01	(5.04)
Rate change - tax impact	—	—	(7.09)
Foreign exchange remeasurement of Swedish deferred tax asset	—	—	0.83
Provision to return	0.53	3.95	(1.33)
Sale of subsidiary	—	(37.58)	—
Net operating loss adjustment	5.57	7.72	—
Other	—	(0.34)	(0.06)
Effective income tax rate	(3.72)%	1.65%	(1.59)%

At December 31, 2019, we have no Swedish NOLs and approximately $60.2 million of Irish NOLs, which have an indefinite life, and approximately $27.0 million of U.S. federal and $29.1 million of state NOLs, which begin to expire in 2031. Due to recent tax reform, federal U.S. net operating losses generated after January 1, 2018 now have an indefinite life. Through December 31, 2015, we operated through a permanent establishment in both Sweden and the United States. As a result of utilizing the Swedish NOLs, we have written off all attributes associated with the prior U.S. branch. At December 31, 2019, we had $14.3 million of U.S. federal orphan drug tax credit carryforwards, which begin to expire in 2032, and $0.2 million of U.S. federal research and development tax credit carryforwards, which begin to expire in 2031.

Utilization of the NOLs may be subject to limitations under U.S. Internal Revenue Code Section 382 if there is a greater than 50% ownership change as determined under applicable regulations.

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

13. Ordinary shares

Voting rights and privileges

As of December 31, 2019, and December 31, 2018, there are 600,000,000 authorized ordinary shares and 54,205,852 and 54,122,074 outstanding ordinary shares, respectively.

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

In addition, on May 26, 2015 we issued 40,000 deferred shares with a €1.00 par value per share (US$1.098). The deferred shares are issued in order to satisfy an Irish legislative requirement to maintain a minimum level of issued share capital denominated in euro. The deferred shares carry no voting rights and are not entitled to any dividend or distribution.

Equity financings

On December 18, 2018, we sold 5,242,000 shares of our ordinary shares to Novo for $7.00 per share and an aggregate purchase price of $36.7 million. We accounted for the $14.3 million premium paid over the market price of our ordinary shares as additional gain on the sale of our subsidiary.

On January 25, 2018, we sold 5,000,000 ordinary shares in a public offering at a price to the public of $6.75 per ordinary share for net proceeds of approximately $31.7 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

On February 26, 2018, we sold an additional 255,683 ordinary shares as part of our January 2018 public offering at a price of $6.75 per ordinary share for net proceeds of approximately $1.6 million, after deducting underwriting discounts and commissions and offering expenses paid by us.

We entered into an equity distribution agreement with JMP Securities LLC (“JMP Securities”) on April 28, 2017, pursuant to which we may sell, at our option, from time to time, up to an aggregate of $40 million in ordinary shares of the Company through JMP Securities, as sales agent. We will pay JMP Securities a commission equal to 3% of the gross proceeds from the sale of ordinary shares under the ATM Facility. Pursuant to the terms of the equity distribution agreement, we reimbursed JMP Securities for certain out-of-pocket expenses, including the fees and disbursements of counsel to JMP Securities, incurred in connection with establishing the ATM Facility and have provided JMP Securities with customary indemnification rights. During the year ended December 31, 2018, we sold an aggregate of 1,281,903 ordinary shares under the ATM Facility for net proceeds of approximately $8.6 million and paid fees of $0.3 million to JMP Securities. As December 31, 2019, we have approximately $31.1 million available for sale under our ATM facility.

Shares reserved for issuance

There were 9,984,034 and 8,579,511 ordinary shares reserved for future issuance upon exercise of stock options and restricted stock vesting as of December 31, 2019 and 2018, respectively. As of December 31, 2019, we have 6,833,253 ordinary shares reserved for outstanding warrants.

14. Stock‑based compensation

Our board of directors has adopted the 2017 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards to new employees. The purpose of the Inducement Plan is to attract valued employees by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our ordinary shares by such employees. The Inducement Plan became effective on February 23, 2017. As of December 31, 2019, 1,099,776 ordinary shares are available for issuance pursuant to the Inducement Plan.

Our board of directors has adopted, and our shareholders have approved, the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options to our employees and any parent or subsidiary corporation’s employees, and for the grant of nonstatutory stock options, stock awards, and RSUs to our employees, directors and consultants and our parent or subsidiary corporations’ employees and consultants. The 2015 Plan became effective on September 3, 2015. As of December 31, 2019, 725,531 ordinary shares are available for issuance pursuant to the 2015 Plan.

Our board of directors has adopted, and our shareholders have approved, the Non‑Employee Director Equity Compensation Plan (the “Non‑Employee Director Plan”). The Non‑Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and RSUs to our non‑employee directors. The Non‑Employee Director Plan became effective on September 3, 2015. As of December 31, 2019, no ordinary shares are available for issuance pursuant to the Non‑Employee Director Plan.

A summary of the outstanding stock options activity for the year ended December 31, 2019 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding—January 1, 2019	8,579,511	$7.35	7.57	$3,281
Granted	2,788,900	$3.85
Forfeited and cancelled	(2,131,886)	$5.20
Exercised	(43,841)	$4.12
Outstanding—December 31, 2019	9,192,684	$6.58	5.96	$164
Vested and exercisable—December 31, 2019	5,466,055	$7.69	4.78	$—

Stock‑based compensation expense

We recognized stock‑based compensation expense for employees and non‑employees in the accompanying consolidated statements of operations as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Selling, general and administrative	$6,552	$6,012	$4,027
Research and development	2,045	1,795	1,140
Total stock-based compensation	$8,597	$7,807	$5,167

As of December 31, 2019, the total unrecognized compensation expense related to unvested options was $9.2 million, which we expect to recognize over an estimated weighted‑average period of 2.55 years. Included in the 2019 stock-based compensation amount is $179,000 of expenses relating to stock option modifications.

In determining the estimated fair value of the stock‑based awards, we use the Black‑Scholes option‑pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

The fair value of stock option awards was estimated with the following assumptions:

	Year Ended
	December 31,
	2019	2018	2017
Expected term (in years)	5.57	6.11	5.98
Risk-free interest rate	1.38%-2.61%	2.25% - 3.04%	1.78-2.26
Expected volatility	76.5%-80.85%	78.2% - 85%	78.2% - 85%
Dividend rate	—%	—%	—%

Restricted stock units

We grant RSUs to employees and to members of our board of directors.  RSUs that are granted to employees vest two years from the date of issuance, provided that the employee is employed by us on such vesting date. RSUs that are granted to directors, vest on the one-year anniversary of the grant date, provided that the director continues to serve as a member of the board of directors continuously from the grant date through such one-year anniversary. All RSUs will fully vest upon a change of control of our company.  If and when the RSUs vest, we will issue one ordinary share for each whole RSU that has vested, subject to satisfaction of the employee’s or director’s tax withholding obligations. The RSUs will cease to be outstanding upon the issuance of ordinary shares upon vesting. We recorded expense, which is included in the stock-based compensation table above, of $1.4 million and $0.5 million for the year ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the total unrecognized compensation expense related to unvested RSUs is $1.6 million, which we expect to recognize over an estimated weighted‑average period of 1.06 years.

A summary of our unvested RSUs as of December 31, 2019 is as follows:

Number of
Shares
Outstanding—January 1, 2019	143,100
Granted	1,001,000
Forfeited	(283,500)
Vested	(69,250)
Unvested—December 31, 2019	791,350

15. Segment and other information

Operating segments are identified as components of an enterprise about which separate discreet financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. We view our operations and manage our business in one operating segment.

All of our sales were in the United States.

The following table represents total long-lived assets by location (in thousands):

	December 31, 2019	December 31, 2018
United States	$291	$294
Total long-lived assets (1)	$291	$294

(1)	Long-lived assets consist of property and equipment.

Customer concentration

The following table presents the gross sales from customers that represented more than 10% of our gross sales included in our single operating segment:

	2019	2018
Customer A	100%	92%

16. Sale of subsidiary

In December 2018, we sold Strongbridge Ireland Limited, whose only asset was the rights to Macrilen, to Novo for $145 million. As part of the sale, we are entitled to receive tiered royalties based on net sales of Macrilen through 2027. We have received an immaterial amount of royalties on net sales of Macrilen to date. In addition, Strongbridge U.S. Inc. entered into a services agreement with NNI pursuant to which we agreed to provide 23 field-based employees of Strongbridge U.S. Inc. to NNI to provide commercial services related to Macrilen, including the promotion of Macrilen in the United States, for a period of three years. Novo also purchased 5.2 million of our ordinary shares at a purchase price of $7.00 per share. We accounted for the $14.3 million excess fair value of Novo’s share purchase over the market price of our ordinary shares as additional gain on the sale. We incurred $5.8 million of expenses relating to the sale, which were recorded as part of the gain on the sale. We originally acquired the product rights to Macrilen in January 2018 for $24.8 million and recorded amortization in 2018 of $2.2 million resulting in a net book value of $22.6 million at the time of sale.

In December 2019, we reached an agreement with Novo to terminate the services agreement and we no longer provide these services to Novo. We received a $6 million payment from Novo, which was recorded to income from field service agreement in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

17. Quarterly consolidated financial information (unaudited)

This table summarizes the unaudited consolidated financial results of operations for the quarters ended:

`	March 31,	June 30,	September 30,	December 31,
2019 Quarter Ended
Net product sales	$4,333	$6,073	$5,677	$5,593
Royalty revenues	10	6	7	13
Cost of sales (excluding amortization of intangible assets)	813	1,022	1,001	986
Amortization of intangible asset	1,256	1,255	1,255	1,256
Total costs and expenses	18,683	20,921	20,358	19,999
Other (expense) income	(1,348)	9,272	3,831	7,655
Income tax expense	(677)	(400)	(691)	—
Net loss	(18,434)	(8,247)	(13,790)	(8,980)
Net loss per ordinary share, basic (1)	(0.34)	(0.15)	(0.25)	(0.17)
Net loss per ordinary share, diluted (1)	(0.34)	(0.30)	(0.31)	(0.17)

(in thousands, except share and per share data)	March 31,	June 30,	September 30,	December 31,
2018 Quarter Ended
Net product sales	$3,870	$4,296	$5,347	$4,514
Cost of sales (excluding amortization of intangible assets)	667	753	1,441	1,125
Amortization of intangible assets	1,769	1,872	1,876	1,670
Total costs and expenses	17,243	20,663	26,763	24,108
Other (expense) income	(12,914)	16,070	4,174	106,980
Income tax expense	—	(1)	—	(535)
Net (loss) income	(28,723)	(2,923)	(20,559)	84,056
Net (loss) income per ordinary share, basic (1)	(0.66)	(0.06)	(0.44)	1.73
Net (loss) income per ordinary share, diluted (1)	(0.66)	(0.43)	(0.55)	1.64

(1)	Net loss per share amounts may not agree to the per share for the full year due to the use of weighted-average shares for each period.