Form 10-Q
period 2020-03-31
Strongbridge Biopharma plc
filed 2020-05-06
CIK 1634432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 1, 2020, there were 54,247,501 ordinary shares of the registrant issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRONGBRIDGE BIOPHARMA plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$56,554	$57,032
Marketable securities	6,293	21,072
Accounts receivable	2,690	2,289
Inventory	1,343	1,993
Prepaid expenses and other current assets	1,078	1,157
Total current assets	67,958	83,543
Property and equipment, net	270	291
Right of use asset, net	744	789
Intangible asset, net	23,855	25,110
Goodwill	7,256	7,256
Other assets	977	649
Total assets	$101,060	$117,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,285	$3,331
Accrued and other current liabilities	18,513	20,962
Total current liabilities	23,798	24,293
Warrant liability	3,547	4,127
Supply agreement liability, noncurrent	11,556	15,947
Other long-term liabilities	980	1,080
Total liabilities	39,881	45,447
Commitments and contingencies (Note 8)
Stockholders’ equity:
Deferred shares, $1.098 par value, 40,000 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019	44	44
Ordinary shares, $0.01 par value, 600,000,000 shares authorized at March 31, 2020 and December 31, 2019; 54,247,501 and 54,205,852 shares issued and outstanding at March 31, 2020 and December 31, 2019	542	542
Additional paid-in capital	333,768	332,085
Accumulated deficit	(273,181)	(260,483)
Accumulated other comprehensive income	6	3
Total stockholders’ equity	61,179	72,191
Total liabilities and stockholders’ equity	$101,060	$117,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31
	2020	2019
Revenues:
Net product sales	$6,663	$4,333
Royalty revenue	11	10
Total revenues	6,674	4,343

Cost and expenses:
Cost of sales (excluding amortization of intangible asset)	$969	$813
Selling, general and administrative	10,403	12,100
Research and development	7,552	6,583
Amortization of intangible asset	1,256	1,256
Total cost and expenses	20,180	20,752
Operating loss	(13,506)	(16,409)
Other income (expenses), net:
Unrealized gain (loss) on fair value of warrants	580	(1,820)
Income from field services agreement	—	2,016
Expense from field services agreement	—	(2,229)
Other income, net	228	685
Total other income (expenses), net	808	(1,348)
Loss before income taxes	(12,698)	(17,757)
Income tax expense	—	(677)
Net loss	$(12,698)	$(18,434)
Other comprehensive income
Unrealized gain on marketable securities	3	—
Comprehensive loss	$(12,695)	$(18,434)

Net loss attributable to ordinary shareholders:
Basic	$(12,698)	$(18,434)
Diluted	$(13,278)	$(18,434)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.23)	$(0.34)
Diluted	$(0.24)	$(0.34)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders:
Basic	54,231,024	54,155,034
Diluted	54,444,681	54,155,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Strongbridge Biopharma plc Shareholders
					Additional		Accumulated Other	Total
	Ordinary Shares		Deferred Shares		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance—December 31, 2018	54,122,074	$541	40,000	$44	$323,402	$(211,032)	—	$112,955
Net loss	—	—	—	—	—	(18,434)	—	(18,434)
Stock-based compensation	—	—	—	—	2,323	—	—	2,323
Exercise of stock options	39,728	1	—	—	165	—	—	166
Ordinary shares issued, net of shares withheld for employee taxes	6,146	*	—	—	(27)	—	—	(27)
Balance—March 31, 2019	54,167,948	$542	40,000	$44	$325,863	$(229,466)	—	$96,983

Balance—December 31, 2019	54,205,852	$542	—	$44	$332,085	$(260,483)	3	$72,191
Net loss	—	—	—	—	—	(12,698)	—	(12,698)
Stock-based compensation	—	—	—	—	1,751	—	—	1,751
Ordinary shares issued, net of shares withheld for employee taxes	41,649	*	—	—	(68)	—	—	(68)
Unrealized gain on marketable securities		—	—	—	—	—	3	3
Balance—March 31, 2020	54,247,501	$542	—	$44	$333,768	$(273,181)	6	$61,179

* Represents an amount less than $1.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,698)	$(18,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(580)	1,820
Stock-based compensation	1,751	2,323
Amortization of intangible asset	1,256	1,256
Accretion of discounts on marketable securities	(48)	—
Depreciation	21	18
Changes in operating assets and liabilities:
Accounts receivable	(401)	(2,290)
Inventory	101	(649)
Prepaid expenses and other current assets	79	1,510
Other assets	266	(1,210)
Accounts payable	1,954	539
Accrued and other liabilities	(6,941)	(3,191)
Net cash used in operating activities	(15,240)	(18,308)
Cash flows from investing activities:
Purchases of property and equipment	—	(15)
Maturities of marketable securities	14,830	—
Net cash provided by (used in) investing activities	14,830	(15)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	166
Payments related to tax withholding for net-share settled equity awards	(68)	(27)
Net cash (used in) provided by financing activities	(68)	139
Net decrease in cash and cash equivalents	(478)	(18,184)
Cash and cash equivalents—beginning of period	57,032	122,490
Cash and cash equivalents—end of period	$56,554	$104,306
Supplemental non-cash financing activities:
Changes in unrealized gain on marketable securities	$3	$—

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

In January 2018, Strongbridge Ireland Limited, one of our wholly-owned subsidiaries, acquired the U.S. and Canadian rights to Macrilen (macimorelin), the first and only oral drug approved by the FDA for the diagnosis of patients with adult growth hormone deficiency. We launched Macrilen in the United States in July 2018. In December 2018, we sold Strongbridge Ireland Limited to Novo Nordisk Healthcare AG (“Novo”) for $145 million plus the right to receive tiered royalties on net sales of Macrilen through 2027. In addition, Strongbridge U.S. Inc., another of our wholly-owned subsidiaries, entered into an agreement with Novo Nordisk Inc. (“NNI”), a subsidiary of Novo, pursuant to which NNI funded the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen in the United States, for a period of three years. Novo also purchased 5.2 million of our ordinary shares at a purchase price of $7.00 per share. In December 2019, we reached an agreement with Novo to terminate the services agreement. We received a $6 million payment in connection with such termination and we no longer provide services to Novo.

Liquidity

We believe that our cash, cash equivalents and marketable securities of $62.8 million at March 31, 2020 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these unaudited consolidated financial statements.

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

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the consolidated financial statements.  Actual results could differ from those estimates. Results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These unaudited consolidated financial statements should be read in conjunction with the accounting policies and notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission on February 28, 2020 (the “2019 Annual Report”). Our significant accounting policies are described in Note 2 of the notes to the audited consolidated financial statements included in our 2019 Annual Report. Since the date of those financial statements, there have been no changes to our significant accounting policies.

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

We invest our excess cash balances in marketable securities of highly rated financial institutions.  We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. We classify marketable debt securities as available-for-sale and, accordingly, record such securities at fair value. We classify these securities as current assets as these investments are intended to be available to us for use in funding current operations. There were no marketable securities with a maturity of greater than one year as of March 31, 2020.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2020 and 2019, as they would be anti-dilutive:

	March 31,
	2020	2019
Warrants	1,803,253	6,833,253
Stock options issued and outstanding	10,334,368	10,205,851
Unvested RSUs	925,800	758,850

Recent accounting pronouncements – not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the current other-than-temporary impairment model. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for SEC filers, excluding smaller reporting companies, who have until fiscal years beginning after December 15, 2022. We do not expect the adoption of this standard to have a significant impact on our financial statements or internal controls.

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

We did not have any transfers between the different levels.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	As of March 31, 2020
	Level I	Level II	Level III	Total
Cash equivalents	56,078	—	—	56,078
Marketable securities	—	6,293	—	6,293
Total assets	$56,078	$6,293	$—	$62,371
Warrant liability	—	—	3,547	3,547
Total liabilities	$—	$—	$3,547	$3,547

	As of December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents	56,544	—	—	56,544
Marketable securities	—	21,072	—	21,072
Total assets	$56,544	$21,072	$—	$77,616
Warrant liability	—	—	4,127	4,127
Total liabilities	$—	$—	$4,127	$4,127

The following table presents a reconciliation of our level 3 warrant liability (in thousands):

As of March 31, 2020
Balance as of December 31, 2019	$4,127
Unrealized gain on fair value of warrants for three months ended March 31, 2020	(580)
Balance as of March 31, 2020	$3,547

5. Marketable securities

Marketable securities consist of the following:

	As of March 31, 2020
	Amortized Cost	Net Unrealized Gain	Fair Value
Commercial paper	$3,293	$—	$3,293
U.S. treasury securities	2,994	6	3,000
Total marketable securities	$6,287	$6	$6,293

6. Intangible asset and goodwill

The following represents the balance of our intangible asset and goodwill as follows (in thousands):

	As of March 31, 2020
	Beginning of Period	Amortization	End of Period
Keveyis	$25,110	$(1,256)	$23,855
Goodwill	7,256	—	7,256
Total	$32,366	$(1,256)	$31,111

Our finite-lived intangible asset consists of acquired developed product rights obtained from our acquisition of Keveyis (dichlorphenamide) from a subsidiary of Taro Pharmaceutical Industries Ltd. (“Taro”).

Pursuant to the terms of the Asset Purchase Agreement and Supply Agreement that we entered into with Taro in December 2016, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017.  We concluded that the supply price payable by us exceeds fair value and, therefore, used a discounted cash flow method with a probability assumption to value the payments in excess of fair value at $29.3 million, for which we have recorded an intangible asset and corresponding liability. This liability is being reduced as we purchase inventory over the term of the Supply Agreement that we entered into with Taro.  In addition, we incurred transaction costs of $2.4 million. The transaction resulted in the recording of an intangible asset of $40.2 million. This asset is being amortized over an eight-year period using the straight-line method.

We recorded amortization expense of $1.3 million the three months ended March 31, 2020 and three months ended March 31, 2019, respectively.

7. Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,

	2020	2019
Consulting and professional fees	$5,640	$4,335
Supply agreement - current portion	4,391	2,773
Accrued sales allowances	2,229	2,990
Employee compensation	2,078	4,452
Accrued taxes	1,892	1,892
Severance	1,088	2,968
Lease liability - current portion	384	374
Accrued royalties	302	806
Other	509	372
Total accrued liabilities	$18,513	$20,962

8. Commitments and contingencies

(a) Commitments to Taro Pharmaceuticals Industries Ltd.

In December 2016, we acquired the U.S. marketing rights to Keveyis (dichlorphenamide) from Taro. Under the terms of an Asset Purchase Agreement, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017, and will pay an aggregate of $7.5 million in potential milestones upon the achievement of certain product sales targets. Taro has agreed to continue to manufacture Keveyis for us under an exclusive supply agreement through the orphan exclusivity period. We are obligated to purchase certain annual minimum amounts of product totaling approximately $29 million over a six-year period. As of March 31, 2020, our remaining obligation was $19.0 million. Our Supply Agreement with Taro may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf. We are also required to reimburse Taro for their royalty obligation resulting from their sale of Keveyis to us.

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

We did not incur income any tax expense for the three months ended March 31, 2020.

10. Warrants

Warrants

Our outstanding warrants as of March 31, 2020 are as follows:

						Warrants
						Outstanding
		Exercise	Expiration	Warrants	Warrants	March 31,
	Classification	Price	Date	Issued	Exercised	2020
Warrants in connection with private equity placement	Liability	$2.50	6/28/2022	7,000,000	(1,970,000)	5,030,000
Warrants in connection with Horizon and Oxford loan agreement	Equity	$2.45	12/28/2026	428,571	(267,857)	160,714
Warrants in connection with CRG loan agreement	Equity	$7.37	7/14/2024	394,289	—	394,289
Warrants in connection with CRG loan amendment in January 2018	Equity	$10.00	1/16/2025	1,248,250	—	1,248,250
				9,071,110		6,833,253

11. Stock‑based compensation

Our board of directors has adopted the 2017 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards to new employees. The purpose of the Inducement Plan is to attract valued employees by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our ordinary shares by such employees. The Inducement Plan became effective on February 23, 2017. As of March 31, 2020, 1,374,528 shares are available for issuance pursuant to the Inducement Plan.

Our board of directors has adopted, and our shareholders have approved, the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options to our employees and any parent or subsidiary corporation’s employees, and for the grant of nonstatutory stock options, stock awards, and RSUs to our employees, directors and consultants and our parent or subsidiary corporations’ employees and consultants. The 2015 Plan became effective on September 3, 2015.  As of March 31, 2020, 561,158 shares are available for issuance pursuant to the 2015 Plan.

Our board of directors has adopted, and our shareholders have approved, the Non‑Employee Director Equity Compensation Plan (the “Non‑Employee Director Plan”). The Non‑Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and RSUs to our non‑employee directors. The Non‑Employee Director Plan became effective on September 3, 2015.  As of March 31, 2020, 271,029 shares are available for issuance pursuant to the Non‑Employee Director Plan.

A summary of our outstanding stock options as of March 31, 2020 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding—January 1, 2020	9,192,684	$6.58	5.96	$164
Granted	2,393,000	$2.97
Forfeited and cancelled	(1,133,316)	$10.66
Exercised	—	$—
Outstanding—March 31, 2020	10,452,368	$5.31	2.01	$104
Vested and exercisable—March 31, 2020	5,100,335	$6.86	5.39	$6

Stock‑based compensation expense

We recognized stock‑based compensation expense for employees and directors for stock options and RSUs as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Selling, general and administrative	$1,270	$1,811
Research and development	481	512
Total stock-based compensation	$1,751	$2,323

As of March 31, 2020, the total unrecognized compensation expense related to unvested stock options is $12.4 million, which we expect to recognize over an estimated weighted‑average period of 2.89 years.

In determining the estimated fair value of our service-based awards, we use the Black‑Scholes option‑pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment. The fair value of our service-based awards that were granted during the years was estimated with the following assumptions:

	Three Months Ended
	March 31,
	2020	2019
Expected term (in years)	6.07	6.09
Risk-free interest rate	1.47%-1.48%	2.47%-2.61%
Expected volatility	78.15%-78.21%	80.00%-80.85%
Dividend rate	—%	—%

Restricted stock units

We grant RSUs to employees and to members of our board of directors.  RSUs that are granted to employees vest two years from the date of issuance, provided that the employee is employed by us on such vesting date. RSUs that are granted to directors, vest on the one-year anniversary of the grant date, provided that the director continues to serve as a member of the board of directors continuously from the grant date through such one-year anniversary. All RSUs will fully vest upon a change of control of our company.  If and when the RSUs vest, we will issue one ordinary share for each whole RSU that has vested, subject to satisfaction of the employee’s or director’s tax withholding obligations. The RSUs will cease to be outstanding upon the issuance of ordinary shares upon vesting. We recorded expense, which is included in the stock-based compensation table above, of $0.5 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the total unrecognized compensation expense related to unvested RSUs is $1.6 million, which we expect to recognize over an estimated weighted‑average period of 1.21 years.

A summary of our unvested RSUs as of March 31, 2020 is as follows:

Number of
Shares
Outstanding—January 1, 2020	791,350
Granted	212,650
Forfeited	(17,200)
Vested	(61,000)
Unvested—March 31, 2020	925,800

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on 10-Q (this “Quarterly Report”) and the audited financial statements and related notes for the year ended December 31, 2019 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Strongbridge” refer to Strongbridge Biopharma plc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, prospective products, size or market or patient population, plans, objectives of management, expected market growth and the anticipated effects of the coronavirus (COVID-19) pandemic on our business, operating results and financial condition are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report except as required by law. You should also read carefully the factors described in the “Risk Factors” section of our 2019 Annual Report and this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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

In January 2018, Strongbridge Ireland Limited, one of our wholly-owned subsidiaries, acquired the U.S. and Canadian rights to Macrilen (macimorelin), the first and only oral drug approved by the FDA for the diagnosis of patients with adult growth hormone deficiency. We launched Macrilen in the United States in July 2018. In December 2018, we sold Strongbridge Ireland Limited to Novo Nordisk Healthcare AG (“Novo”) for $145 million plus the right to receive tiered royalties on net sales of Macrilen through 2027. In addition, Strongbridge U.S. Inc., another of our wholly-owned subsidiaries, entered into an agreement with Novo Nordisk Inc. (“NNI”), a subsidiary of Novo, pursuant to which NNI funded the costs of 23 of our field-based employees to provide full-time ongoing services to NNI, including the promotion of Macrilen in the United States, for a period of three years. Novo also purchased 5.2 million of our ordinary shares at a purchase price of $7.00 per share. In December 2019, we reached an agreement with Novo to terminate the services agreement. We received a $6 million payment in connection with such termination and we no longer provide services to Novo.

Recent Developments

COVID-19 emerged in Asia at the end of calendar year 2019. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption in the financial markets.

While the COVID-19 outbreak did not have a material impact on our business, financial condition or results of operations for the three months ended March 31, 2020, we have experienced business disruptions as a result of the outbreak.  For example, all of our employees are currently working remotely from home, we have suspended all travel for business, and our field teams are no longer able to visit physicians.

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. However, at this time, it is difficult to predict how long the potential operational impacts of COVID-19 will remain in effect or to what degree they will impact our operations and financial results. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition, as well as our ability to execute our business strategies and initiatives in their respective expected time frames.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Product Sales, net

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
•

expenses incurred under our agreements with contract research organizations (CROs), clinical sites, contract laboratories, medical institutions and consultants that plan and conduct our preclinical studies and clinical trials. We recognize costs for each grant project, preclinical study or clinical trial that we conduct based on our evaluation of the progress to completion, including the use of information and data provided to us by our external research and development vendors and clinical sites;

•	costs associated with regulatory filings; and
•	costs of acquiring preclinical study and clinical trial materials, and costs associated with formulation, process development and statistical analysis.

We do not allocate personnel‑related research and development costs, including stock‑based compensation or other indirect costs, to specific programs, as they are deployed across multiple projects under development.

Amortization of Intangible Asset

Amortization of intangible asset relates to the amortization of our product rights to Keveyis. This intangible asset is being amortized over an eight-year period using the straight-line method.

Other Income (Expense), Net

Other income (expense), net, consists of unrealized gain on the remeasurement of the fair value of warrant liability, interest income generated from our cash and cash equivalents, foreign exchange gains and losses and gains and losses on investments.  In 2019, we recorded income and expenses relating to our service agreement with NNI to fund the costs of 23 of our field-based employees who provided full-time ongoing services to NNI, including the promotion of Macrilen in the United States.

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

We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019.

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,		Change
	2020	2019	$
	(in thousands)
Revenues:
Net product sales	$6,663	$4,333	$2,330
Royalty revenues	11	10	1
Total revenues	6,674	4,343	2,331

Cost and operating expenses:
Cost of sales (excluding amortization of intangible asset)	$969	$813	$156
Selling, general and administrative	10,403	12,100	(1,697)
Research and development	7,552	6,583	969
Amortization of intangible asset	1,256	1,256	—
Total cost and expenses	20,180	20,752	(572)
Operating loss	(13,506)	(16,409)	2,903
Other income (expense), net	808	(1,348)	2,156
Loss before income taxes	(12,698)	(17,757)	5,059
Income tax expense	—	(677)	677
Net loss	$(12,698)	$(18,434)	$5,736

Revenues

Net product sales were $6.7 million for the three months ended March 31, 2020, an increase of $2.3 million compared to the three months ended March 31, 2019. Product sales from Keveyis increased by $2.3 million, primarily due to growth in the number of patients on Keveyis and price.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Change
	2020	2019	$
	(in thousands)
Compensation and other personnel costs	$5,185	$5,863	$(678)
Outside professional and consulting services	3,780	4,160	(380)
Stock-based compensation expense	1,270	1,811	(541)
Facility costs	168	266	(98)
Total selling, general and administrative expenses	$10,403	$12,100	$(1,697)

Selling, general and administrative expenses were $10.4 million for the three months ended March 31, 2020, a decrease of $1.7 million compared to the three months ended March 31, 2019. Outside professional and consulting services decreased $0.4 million during the three months ended March 31, 2020. Compensation and other personnel costs and stock compensation decreased $1.2 million due to reduced headcount in 2020.

Research and Development Expenses

The following table summarizes our research and development expenses during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Change
	2020	2019	$
	(in thousands)
Product development and supporting activities	$5,537	$4,735	$802
Compensation and other personnel costs	1,534	1,336	198
Stock-based compensation expense	481	512	(31)
Total research and development expenses	$7,552	$6,583	$969

Research and development expenses were $7.6 million for the three months ended March 31, 2020, an increase of $1.0 million compared to the three months ended March 31, 2019. The increase is due to increase product development and supporting activities for our LOGICS trial.

Amortization of Intangible Asset

Amortization of intangible asset was $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

Other Income (Expense), Net

The following table summarizes our other income, net, during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Change
	2020	2019	$
	(in thousands)
Unrealized gain (loss) on fair value of warrants	$580	$(1,820)	$2,400
Income from field services agreement	—	2,016	(2,016)
Expense from field services agreement	—	(2,229)	2,229
Other income, net	228	685	(457)
Total other income (expense), net	$808	$(1,348)	$2,156

Total other income (expense), net, increased by $2.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase is largely due to a net $2.4 million increase in unrealized gain on fair value of warrants for the three months ended March 31, 2020.

Income Tax

We recorded no income tax expense for the three months ended March 31, 2020 as a result of recording full valuation allowances against our deferred tax asset and deferred tax liability.

Cash Flows

Comparison for the Three Months Ended March 31, 2020 and 2019:

	Three Months Ended
	March 31
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,240)	$(18,308)
Investing activities	14,830	(15)
Financing activities	(68)	139
Net decrease in cash and cash equivalents	$(478)	$(18,184)

Operating Activities

Net cash used in operating activities was $15.2 million for the three months ended March 31, 2020 compared to $18.3 million for the three months ended March 31, 2019. The decrease in net cash used in operating activities resulted from an increase in total revenues of $2.3 million and reduced expenditures in our commercial activities for Keveyis.

Investing Activities

The increase in net cash provided by investing activities resulted from the maturities of our marketable securities.

Financing Activities

The decrease in net cash provided by financing activities was a result of the prior year amount including proceeds from stock option exercises, which were not present in the current period.

Liquidity and Capital Resources

We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of our clinical trial activities and the significant uncertainty created by the COVID-19 global pandemic. However, we currently believe that our cash, cash equivalents and marketable securities of $62.8 million at March 31, 2020 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of the unaudited consolidated financial statements included in this Quarterly Report.

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
•

the scope, rate of progress, results and cost of our clinical trials testing and other related activities for Recorlev and veldoreotide and our ability to prepare and file our NDA submissions on a timely basis;

•	the number and characteristics of product candidates that we pursue, including any additional product candidates we may in‑license or acquire;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•	the cost, timing and outcomes of regulatory approvals, including product labeling;
•	adequate reimbursement from payors for Recorlev on a timely basis;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any required milestone and royalty payments thereunder;
•	the emergence of competing technologies and their achieving commercial success before we do or other adverse market developments; and
•	any extended impact of COVID-19.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Except for the broad effects of COVID-19 including its negative impact on the global economy and major financial markets, there have been no material changes to our market risk exposures since December 31, 2019.  In addition, as described in “Item 1A. Risk Factors,” there may be implications for our business with regard to the coronavirus, COVID-19.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2020 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the

Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have begun remote working but this has not caused a material change in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

The risks described in Item 1A. Risk Factors of our 2019 Annual Report could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in our 2019 Annual Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.  The following is an update to our risk factors.

The current outbreak of the novel coronavirus, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely affect our results of operations, financial condition and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 185 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel, among other protective measures. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate our business due to, among other factors:

•	a general decline in business activity;
•

the destabilization of the markets and negative impacts on the healthcare system globally could negatively impact our ability to market and sell Keveyis, including through the disruption of health care activities in general, the inability of our sales team to contact and/or visit doctors in person, patients’ interest in starting or staying on drugs, patients’ ability to obtain or maintain insurance coverage for Keveyis and our ability to support patients that presently use Keveyis;
•

difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations;

•	the potential negative impact on the health of our employees, especially if a significant number of them are impacted;
•

the potential negative impact on our clinical trials, including as a result of any difficulty enrolling new patients in our clinical trials during the outbreak and ensuring that patients already enrolled complete our clinical trials, as well the disruption of normal business activities at our CROs and any other potential trial delays caused by or related to COVID-19;

•

potential delays in the preparation and submission of applications for regulatory approval of our products, as well as potential delays in FDA’s ability to review applications in a timely manner consistent with past practices;

•	the potential negative impact on our ability to manufacture and distribute our products, including potential disruptions with third parties that manufacture and distribute products on our behalf; and
•	a deterioration in our ability to ensure business continuity during a disruption.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

10.1

Amendment to Executive Chairman Agreement by and among Strongbridge Biopharma plc, Strongbridge U.S. Inc. and John Johnson, dated as of April 8, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-37569) filed with the SEC on April 10, 2020)

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

Date: May 6, 2020