Form 10-Q
period 2020-06-30
Strongbridge Biopharma plc
filed 2020-08-04
CIK 1634432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Registrant’s Telephone Number, Including Area Code: +1 610-254-9200

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

As of July 28, 2020, there were 54,355,957 ordinary shares of the registrant issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRONGBRIDGE BIOPHARMA plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$59,909	$57,032
Marketable securities	—	21,072
Accounts receivable	2,885	2,289
Inventory	1,315	1,993
Prepaid expenses and other current assets	1,914	1,157
Total current assets	66,023	83,543
Property and equipment, net	248	291
Right of use asset, net	696	789
Intangible asset, net	22,599	25,110
Goodwill	7,256	7,256
Other assets	812	649
Total assets	$97,634	$117,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,957	$3,331
Accrued and other current liabilities	17,363	20,962
Current portion of long-term debt, net	162	—
Total current liabilities	19,482	24,293
Long-term debt, net	6,841	—
Warrant liability	10,914	4,127
Supply agreement liability, noncurrent	11,556	15,947
Other long-term liabilities	972	1,080
Total liabilities	49,765	45,447
Commitments and contingencies (Note 8)
Stockholders’ equity:
Deferred shares, $1.098 par value, 40,000 shares authorized, issued and outstanding at June 30, 2020 and December 31, 2019	44	44
Ordinary shares, $0.01 par value, 600,000,000 shares authorized; 54,355,957 and 54,205,852 shares issued and outstanding at June 30, 2020 and December 31, 2019	544	542
Additional paid-in capital	337,734	332,085
Accumulated deficit	(290,453)	(260,483)
Accumulated other comprehensive income	—	3
Total stockholders’ equity	47,869	72,191
Total liabilities and stockholders’ equity	$97,634	$117,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2020	2019	2020	2019
Revenues:
Net product sales	$7,752	$6,073	$14,415	$10,406
Royalty revenue	8	6	19	16
Total revenues	7,760	6,079	14,434	10,422

Cost and expenses:
Cost of sales (excluding amortization of intangible asset)	$393	$1,022	$1,362	$1,835
Selling, general and administrative	9,638	12,182	20,041	24,282
Research and development	6,152	8,739	13,704	15,322
Amortization of intangible asset	1,255	1,255	2,511	2,511
Total cost and expenses	17,438	23,198	37,618	43,950
Operating loss	(9,678)	(17,119)	(23,184)	(33,528)
Other (expense) income, net:
Unrealized (loss) gain on fair value of warrants	(7,367)	8,697	(6,787)	6,877
Income from field services agreement	—	1,725	—	3,741
Expense from field services agreement	—	(1,758)	—	(3,987)
Interest expense	(253)	—	(253)	—
Other income, net	26	608	254	1,293
Total other (expense) income, net	(7,594)	9,272	(6,786)	7,924
Loss before income taxes	(17,272)	(7,847)	(29,970)	(25,604)
Income tax expense	—	(400)	—	(1,077)
Net loss	$(17,272)	$(8,247)	(29,970)	(26,681)
Other comprehensive income
Unrealized loss on marketable securities	(6)	—	(3)	—
Comprehensive loss	$(17,278)	$(8,247)	$(29,973)	$(26,681)

Net loss attributable to ordinary shareholders:
Basic	$(17,272)	$(8,247)	$(29,970)	$(26,681)
Diluted	$(17,272)	$(16,944)	$(29,970)	$(33,558)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.32)	$(0.15)	$(0.55)	$(0.49)
Diluted	$(0.32)	$(0.30)	$(0.55)	$(0.60)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders:
Basic	54,302,325	54,175,731	54,266,675	54,165,439
Diluted	54,302,325	55,781,078	54,266,675	56,262,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

					Additional		Accumulated Other	Total
	Ordinary Shares		Deferred Shares		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain	Equity
Balance—March 31, 2019	54,167,948	$542	40,000	$44	$325,863	$(229,466)	—	$96,983
Net loss	—	—	—	—	—	(8,247)	—	(8,247)
Stock-based compensation	—	—	—	—	2,572	—	—	2,572
Exercise of stock options	4,113	*	—	—	12	—	—	12
Ordinary shares issued, net of shares withheld for employee taxes	14,207	*	—	—	(31)	—	—	(31)
Balance—June 30, 2019	54,186,268	$542	40,000	$44	$328,416	$(237,713)	—	$91,289

Balance—December 31, 2018	54,122,074	$541	40,000	$44	$323,402	$(211,032)	—	$112,955
Net loss	—	—	—	—	—	(26,681)	—	(26,681)
Stock-based compensation	—	—	—	—	4,895	—	—	4,895
Exercise of stock options	43,841	1	—	—	178	—	—	179
Ordinary shares issued, net of shares withheld for employee taxes	20,353	*	—	—	(59)	—	—	(59)
Balance—June 30, 2019	54,186,268	$542	40,000	$44	$328,416	$(237,713)	—	$91,289

Balance—March 31, 2020	54,247,501	$542	40,000	$44	$333,768	$(273,181)	6	$61,179
Net loss	—	—	—	—	—	(17,272)	—	(17,272)
Stock-based compensation	—	—	—	—	1,773	—	—	1,773
Issuance of warrants and beneficial conversion feature related to the Loan Agreement	—	—	—	—	2,457	—	—	2,457
Ordinary shares issued, net of shares withheld for employee taxes	108,456	2			(264)			(262)
Unrealized loss on marketable securities	—	—	—	—		—	(6)	(6)
Balance—June 30, 2020	54,355,957	$544	40,000	$44	$337,734	$(290,453)	—	$47,869

Balance—December 31, 2019	54,205,852	$542	40,000	$44	$332,085	$(260,483)	3	$72,191
Net loss	—	—	—	—	—	(29,970)	—	(29,970)
Stock-based compensation	—	—	—	—	3,524	—	—	3,524
Issuance of warrants and beneficial conversion feature related to the Loan Agreement	—	—	—	—	2,457	—	—	2,457
Ordinary shares issued, net of shares withheld for employee taxes	150,105	2	—	—	(332)	—	—	(330)
Unrealized loss on marketable securities		—	—	—	—	—	(3)	(3)
Balance—June 30, 2020	54,355,957	$544	40,000	$44	$337,734	$(290,453)	—	$47,869

* Represents an amount less than $1.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,970)	$(26,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	6,787	(6,877)
Stock-based compensation	3,524	4,895
Amortization of intangible asset	2,511	2,511
Accretion of discounts on marketable securities	(53)	(71)
Depreciation	43	36
Changes in operating assets and liabilities:
Accounts receivable	(596)	(4,717)
Inventory	294	393
Prepaid expenses and other current assets	(757)	1,782
Other assets	314	(1,166)
Accounts payable	(1,374)	285
Accrued and other liabilities	(8,098)	(6,873)
Net cash used in operating activities	(27,375)	(36,483)
Cash flows from investing activities:
Purchases of property and equipment	—	(33)
Purchases of marketable securities	—	(27,939)
Maturities of marketable securities	21,122	—
Net cash provided by (used in) investing activities	21,122	(27,972)
Cash flows from financing activities:
Proceeds from long-term debt, net	9,460	—
Proceeds from exercise of stock options	—	180
Payments related to tax withholding for net-share settled equity awards	(330)	(59)
Net cash provided by financing activities	9,130	121
Net increase (decrease) in cash and cash equivalents	2,877	(64,334)
Cash and cash equivalents—beginning of period	57,032	122,490
Cash and cash equivalents—end of period	$59,909	$58,156
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$118	$—
Income taxes other, net of refunds	$531	$—

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

Liquidity

We believe that our cash and cash equivalents of $59.9 million at June 30, 2020, will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these unaudited consolidated financial statements.

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

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Reclassifications

The consolidated financial statements contain certain reclassifications within our consolidated statements of cash flow for the six months ended June 30, 2019 due to an immaterial incorrect classification of investments in marketable securities and the related impact on investing activities.

Leases

We account for leases in accordance with Accounting Standards Codification Topic 842, Leases (“ASC 842”). We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys to us the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) we have the right to control the use of the identified asset.

Operating leases where we are the lessee are included in Right of use (“ROU”) assets and Accrued and other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.

Key estimates and judgments include how we determined (1) the discount rate we use to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Because our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

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

We have elected not to recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less. We recognize the lease payments associated with our short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with these leases are recognized and presented in the same manner as for all of our other leases.

Cash, cash equivalents and marketable securities

We consider all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of account balances at banks and money market accounts, respectively.

We occasionally invest our excess cash balances in marketable debt securities of highly rated financial institutions. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. We classify marketable debt securities as available-for-sale and, accordingly, record such securities at fair value. We classify these securities as current assets as these investments are intended to be available to us for use in funding current operations. There were no marketable securities as of June 30, 2020.

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

Net loss per share

Basic net loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss attributable to shareholders by the weighted-average number of ordinary shares outstanding for the period, including any dilutive effect from outstanding stock options or other equity-based awards. Shares used in the diluted net loss per share calculations exclude anti-dilutive ordinary share equivalents, which currently consist of outstanding stock options, unvested restricted stock units (“RSUs”) and equity-classified warrants.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2020 and 2019, as they would be anti-dilutive:

	June 30,
	2020	2019
Warrants	7,100,643	1,803,253
Stock options issued and outstanding	10,499,222	10,241,158
Unvested RSUs	1,090,300	964,850

Recent accounting pronouncements – not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the current other-than-temporary impairment model. The standard is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We do not expect the adoption of this standard to have a significant impact on our financial statements or internal controls.

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

Government Rebates: We are subject to discount obligations under state Medicaid programs and Medicare. We estimate our Medicaid and Medicare rebates for the estimated patient mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses on the consolidated balance sheet. For Medicaid, accruals are based on estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. Manufacturers of pharmaceutical products are responsible for 70% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this Medicare coverage gap responsibility, we estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for Keveyis that have been recognized as revenue, but remains in the Customer’s inventory at the end of each reporting period.

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

Level 2: Significant observable inputs other than Level 1 prices such as quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). The fair values of the outstanding warrants were measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value of the warrant liabilities include the estimated fair value of the underlying stock at the valuation date, the estimated term of the warrants, risk-free interest rates, and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases and decreases in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

We did not have any transfers between the different levels.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	As of June 30, 2020
	Level I	Level II	Level III	Total
Cash equivalents	58,966	—	—	58,966
Marketable securities	—	—	—	—
Total assets	$58,966	$—	$—	$58,966
Warrant liability	—	—	10,914	10,914
Total liabilities	$—	$—	$10,914	$10,914

	As of December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents	56,544	—	—	56,544
Marketable securities	—	21,072	—	21,072
Total assets	$56,544	$21,072	$—	$77,616
Warrant liability	—	—	4,127	4,127
Total liabilities	$—	$—	$4,127	$4,127

The following table presents a reconciliation of our level 3 warrant liability (in thousands):

As of June 30, 2020
Balance as of December 31, 2019	$4,127
Unrealized loss on fair value of warrants for six months ended June 30, 2020	6,787
Balance as of June 30, 2020	$10,914

5. Intangible asset and goodwill

The following represents the balance of our intangible asset and goodwill as follows (in thousands):

	As of June 30, 2020
	Beginning of Period	Amortization	End of Period
Keveyis	$25,110	$(2,511)	$22,599
Goodwill	7,256	—	7,256
Total	$32,366	$(2,511)	$29,855

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

We recorded amortization expense of $1.3 million and $2.5 million for the three and six months ended June 30, 2020 and 2019, respectively.

6. Long-term debt

On May 19, 2020 (the “Closing Date”), Strongbridge Biopharma plc (“Strongbridge”), along with Strongbridge U.S. Inc., Cortendo AB (publ) and Strongbridge Dublin Limited, each a subsidiary of Strongbridge (the “Subsidiaries,” and together with Strongbridge, the “Company”), entered into a $30 million Term Loan Agreement (the “Loan Agreement”) with Avenue Venture Opportunities Fund L.P. (“Avenue”), as administrative agent and collateral agent, and the lenders named therein and from time to time a party thereto (the “Lenders”). Pursuant to the terms of the Loan Agreement, Strongbridge U.S. Inc. (the “Borrower”) borrowed $10 million (the “Initial Loan”) from the Lenders at closing.

The Borrower may borrow up to two additional tranches of $10 million under the Loan Agreement. The first $10 million tranche (the “Second Loan”) is available between October 1, 2020 and December 31, 2020 if Strongbridge achieves positive top-line data for RECORLEV in its Phase 3 LOGICS clinical trial. The second $10 million tranche (the “Third Loan” and, together with the Initial Loan and the Second Loan, the “Loans”) is available between October 1, 2021 and March 31, 2022 if Strongbridge achieves FDA approval of RECORLEV and subject to Avenue’s investment committee approval.

The Loan Agreement has a four-year term, no minimum revenue or cash balance financial covenants and an interest-only period of up to 36 months assuming the Company achieves positive top-line data for RECORLEV in its Phase 3 LOGICS clinical trial and the Company receives FDA approval of RECORLEV. The Borrower paid a commitment fee of $200,000 (1% of the amounts of the Initial Loan and the Second Loan).

Amounts borrowed under the Loan Agreement accrue interest at a floating rate per annum (based on a year of 365 days) equal to the sum of (a) the greater of (x) the Prime Rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, and (y) 3.25%, plus (b) 6.75%. Accrued interest is payable in advance on the first day of each month and on the maturity date; provided however that no principal payments are required for the first 12 months (which the period is extended for up to 36 months subject to the satisfaction of certain conditions under the Loan Agreement). The Borrower is also required to pay the Lenders a final payment fee upon repayment or prepayment of the Loans in accordance with the terms and conditions of the Loan Agreement. The interest rate as of June 30, 2020 was 10%.

The Borrower may prepay all or a portion of the outstanding principal amount of any Loans outstanding under the Loan Agreement at any time upon prior notice to the Lenders subject to a prepayment premium (which reduces after the first year) and the payment of the pro rata portion of the final payment fee (to the extent not already paid) based on the amount of Loans being prepaid. In certain circumstances, including a change of control and certain asset sales or licensing transactions, the Borrower may be required to prepay all or a portion of the Loans outstanding, and, to the extent required under the terms of the Loan Agreement, the applicable prepayment premium and final payment fee.

In connection with the execution of the Loan Agreement, Strongbridge issued warrants to the Lenders to purchase an aggregate of 267,390 ordinary shares at an exercise price (the “Exercise Price”) equal to the lower of (i) $1.87 (which is equal to the five-day volume weighted average price as of the trading day immediately prior to execution of the financing agreement) or (ii) the effective price of any bona fide equity financing prior to December 31, 2020 (subject to certain adjustments described in the Warrant).  The Warrant will be exercisable, in full or in part, at any time prior to five years following the issue date and contains customary provisions for assumption or exchange upon a change of control or a sale of all or substantially all of the assets of the Company. We have accounted for these warrants as equity, and the fair value is recorded into Additional paid-in capital.

Avenue has the right to convert up to $3 million of the aggregate principal amount of any loans outstanding under the Loan Agreement into Strongbridge ordinary shares at a price per share of the lower of (a) $2.24, or (b) 20% above the effective price of any bona fide equity financing of Strongbridge prior to December 31, 2020, subject to the terms and conditions described in the Loan Agreement. We have accounted for this beneficial conversion feature, and the fair value is recorded into Additional paid-in capital.

Future principal payments due under the Loan Agreement, if the interest payment only period is not extended are as follows (in thousands):

Principal
Payments

2020	—
2021	1,944
2022	3,333
2023	3,333
2024	1,390
Total future payments	$10,000

7. Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Consulting and professional fees	$4,934	$4,335
Supply agreement - current portion	4,391	2,773
Accrued sales allowances	2,350	2,990
Employee compensation	2,511	4,452
Accrued taxes	1,361	1,892
Severance	580	2,968
Lease liability - current portion	394	374
Accrued royalties	301	806
Other	541	372
Total accrued and other current liabilities	$17,363	$20,962

8. Commitments and contingencies

(a) Commitments to Taro Pharmaceuticals Industries Ltd.

In December 2016, we acquired the U.S. marketing rights to Keveyis (dichlorphenamide) from Taro. Under the terms of the Asset Purchase Agreement, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017, and will pay an aggregate of $7.5 million in potential milestones upon the achievement of certain product sales targets. Taro has agreed to continue to manufacture Keveyis for us under an exclusive supply agreement through the orphan exclusivity period. We are obligated to purchase certain annual minimum amounts of product totaling approximately $29 million over a six-year period. As of June 30, 2020, our remaining obligation was $19.0 million. Our Supply Agreement with Taro may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf. We are also required to reimburse Taro for its royalty obligation resulting from its sale of Keveyis to us.

(b) Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction, such as breaches of contracts, unfavorable tax consequences and employee liabilities. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss and such amount could be material to our consolidated financial statements. Where appropriate, the obligation for such indemnifications is recorded as a liability. Because the amount of these types of indemnifications generally is not specifically stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. However, we believe that the likelihood of a material liability being triggered under these indemnification obligations is not probable at this time.

9. Taxes

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

We did not incur income any tax expense for the three and six months ended June 30, 2020.

CARES Act

The CARES Act allows companies to defer payments of employer Social Security payroll taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020. Fifty percent of the taxes deferred are required to be paid by December 31, 2021 with the remaining fifty percent required to be paid by December 31, 2022. As of June 30, 2020, we have accrued $100,000 of Social Security payroll taxes that will be deferred under the CARES Act. We expect to continue to defer payroll taxes through the end of the year and pay them as described above.

10. Warrants

Warrants

Our outstanding warrants as of June 30, 2020 are as follows:

							Warrants
							Outstanding
		Exercise		Expiration	Warrants	Warrants	June 30,
	Classification	Price		Date	Issued	Exercised	2020
Warrants in connection with private equity placement	Liability	$2.50		6/28/2022	7,000,000	(1,970,000)	5,030,000
Warrants in connection with Horizon and Oxford loan agreement	Equity	$2.45		12/28/2026	428,571	(267,857)	160,714
Warrants in connection with CRG loan agreement	Equity	$7.37		7/14/2024	394,289	—	394,289
Warrants in connection with CRG loan amendment in January 2018	Equity	$10.00		1/16/2025	1,248,250	—	1,248,250
Warrants in connection with Avenue Capital loan agreement	Equity	$1.87	(1)	5/19/2025	267,390	—	267,390
					9,338,500		7,100,643

(1)	Exercise price is lower of (i) $1.87 per share or (ii) the effective price of any bona fide equity financing prior to December 31, 2020.

11. Stock-based compensation

Our board of directors has adopted the 2017 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards to new employees. The purpose of the Inducement Plan is to attract valued employees by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our ordinary shares by such employees. The Inducement Plan became effective on February 23, 2017. As of June 30, 2020, 1,373,903 shares are available for issuance pursuant to the Inducement Plan.

Our board of directors has adopted, and our shareholders have approved, the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options to our employees and any parent or subsidiary corporation’s employees, and for the grant of nonstatutory stock options, stock awards, and RSUs to our employees, directors and consultants and our parent or subsidiary corporations’ employees and consultants. The 2015 Plan became effective on September 3, 2015. As of June 30, 2020, 332,429 shares are available for issuance pursuant to the 2015 Plan.

Our board of directors has adopted, and our shareholders have approved, the Non-Employee Director Equity Compensation Plan (the “Non-Employee Director Plan”). The Non-Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and RSUs to our non-employee directors. The Non-Employee Director Plan became effective on September 3, 2015. As of June 30, 2020, 71,029 shares are available for issuance pursuant to the Non-Employee Director Plan.

A summary of our outstanding stock options as of June 30, 2020 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding—January 1, 2020	9,192,684	$6.58	5.96	$164
Granted	2,480,500	$2.93
Forfeited and cancelled	(1,173,962)	$10.49
Exercised	—	$—
Outstanding—June 30, 2020	10,499,222	$5.28	6.88	$4,650
Vested and exercisable—June 30, 2020	5,648,268	$6.67	5.33	$1,400

Stock-based compensation expense

We recognized stock-based compensation expense for employees and directors for stock options and RSUs as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Selling, general and administrative	$1,280	$1,981	$2,550	$3,792
Research and development	493	591	974	1,103
Total stock-based compensation	$1,773	$2,572	$3,524	$4,895

As of June 30, 2020, the total unrecognized compensation expense related to unvested stock options is $11.2 million, which we expect to recognize over an estimated weighted-average period of 2.70 years.

In determining the estimated fair value of our service-based awards, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

The fair value of our service-based awards that were granted during the six months period ending June 30, 2020 and 2019 was estimated with the following assumptions:

	Six Months Ended
	June 30,
	2020	2019
Expected term (in years)	6.08	6.10
Risk-free interest rate	.45%-1.48%	1.98%-2.61%
Expected volatility	78.15%-80.74%	78.70%-85%
Dividend rate	—%	—%

Restricted stock units

We grant RSUs to employees and to members of our board of directors. RSUs that are granted to employees vest two years from the date of issuance, provided that the employee is employed by us on such vesting date. RSUs that are granted to directors, vest on the one-year anniversary of the grant date, provided that the director continues to serve as a member of the board of directors continuously from the grant date through such one-year anniversary. All RSUs will fully vest upon a change of control of our company. If and when the RSUs vest, we will issue one ordinary share for each whole RSU that has vested, subject to satisfaction of the employee’s or director’s tax withholding obligations. The RSUs will cease to be outstanding upon the issuance of ordinary shares upon vesting. We recorded expense related to RSUs, which is included in the stock-based compensation table above, of $498,000 and $533,000 for the three months ended June 30, 2020 and 2019, respectively, and $1 million and $771,000 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the total unrecognized compensation expense related to unvested RSUs is $2.0 million, which we expect to recognize over an estimated weighted-average period of 1.29 years.

A summary of our unvested RSUs as of June 30, 2020 is as follows:

Number of
Shares
Outstanding—January 1, 2020	791,350
Granted	595,150
Forfeited	(35,200)
Vested	(261,000)
Unvested—June 30, 2020	1,090,300

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, prospective products, size of market or patient population, plans, objectives of management, expected market growth and the anticipated effects of the coronavirus (COVID-19) pandemic on our business, operating results and financial condition are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2019 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report, in each case under the heading “Risk Factors.” In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

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

Recent Developments

On July 2, 2020, our board of directors appointed John H. Johnson to the position of Chief Executive Officer, effective immediately.

In June 2020, we conducted a pre-NDA meeting with the Division of General Endocrinology (DGE) of the FDA to review plans relating to our proposed NDA submission for Recorlev, with an anticipated submission date approximately 6 months following disclosure of topline results from the LOGICS study.  Based on feedback received from DGE during this meeting, we believe that the LOGICS and SONICS study results together will provide a sufficient clinical-studies basis for a substantive review of an NDA and that it will be a review issue as to whether the data will be sufficient to support approval of the NDA. There can be no assurance that DGE will determine that the totality of data included in the NDA, including the results from our SONICS and LOGICS studies, will be sufficient to warrant approval of the NDA for Recorlev.

COVID-19

COVID-19 emerged in Asia at the end of calendar year 2019. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption in the financial markets.

While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for the six months ended June 30, 2020, we have experienced business disruptions as a result of the outbreak. For example, most of our corporate employees are currently working remotely from home, we have suspended all commercial air and train travel for business, and any other employee travel is done in accordance with the state and local guidelines. In addition, our field teams have had limited access to visit physicians.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs, costs for outside professional services and other allocated expenses. Personnel costs consist of salaries, bonuses, benefits, travel and stock-based compensation. Outside professional services consist of legal, accounting and audit services, commercial evaluation and strategy services, sales, market access, marketing, investor relations, public relations, recruiting and other consulting services.

Research and Development Expenses

We expense all research and development costs as incurred. Our research and development expenses consist primarily of costs incurred in connection with the development of our product candidates, including:

●	personnel-related costs, such as salaries, bonuses, benefits, travel and other related expenses, including stock-based compensation;
●	expenses incurred under our agreements with contract research organizations (CROs), clinical sites, contract laboratories, medical institutions and consultants that plan and conduct our preclinical studies and clinical trials. We recognize costs for each grant project, preclinical study or clinical trial that we conduct based on our evaluation of the progress to completion, including the use of information and data provided to us by our external research and development vendors and clinical sites;
●	costs associated with regulatory filings; and
●	costs of acquiring preclinical study and clinical trial materials, and costs associated with formulation, process development and statistical analysis.

We do not allocate personnel-related research and development costs, including stock-based compensation or other indirect costs, to specific programs, as they are deployed across multiple projects under development.

Amortization of Intangible Asset

Amortization of intangible asset relates to the amortization of our product rights to Keveyis. This intangible asset is being amortized over an eight-year period using the straight-line method.

Other Income (Expense), Net

Other income (expense), net, consists of unrealized loss or gain on the remeasurement of the fair value of the warrant liability, interest income generated from our cash, cash equivalents and marketable securities, foreign exchange gains and losses and gains and losses on investments. In 2019, we recorded income and expenses relating to our service agreement with NNI to fund the costs of 23 of our field-based employees who provided full-time ongoing services to NNI, including the promotion of Macrilen in the United States.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019.

The following table sets forth our results of operations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2020	2019		$2020	2019	$

	(in thousands)			(in thousands)
Revenues:
Net product sales	$7,752	$6,073	$1,679	$14,415	$10,406	$4,009
Royalty revenues	8	6	2	19	16	3
Total revenues	7,760	6,079	1,681	14,434	10,422	4,012

Cost and operating expenses:
Cost of sales (excluding amortization of intangible asset)	$393	$1,022	$(629)	$1,362	$1,835	$(473)
Selling, general and administrative	9,638	12,182	(2,544)	20,041	24,282	(4,241)
Research and development	6,152	8,739	(2,587)	13,704	15,322	(1,618)
Amortization of intangible asset	1,255	1,255	—	2,511	2,511	—
Total cost and expenses	17,438	23,198	(5,760)	37,618	43,950	(6,332)
Operating loss	(9,678)	(17,119)	7,441	(23,184)	(33,528)	10,344
Other (expense) income, net	(7,594)	9,272	(16,866)	(6,786)	7,924	(14,710)
Loss before income taxes	(17,272)	(7,847)	(9,425)	(29,970)	(25,604)	(4,366)
Income tax expense	—	(400)	400	—	(1,077)	1,077
Net loss	$(17,272)	$(8,247)	$(9,025)	$(29,970)	$(26,681)	$(3,289)

Revenues

Net product sales were $7.8 million for the three months ended June 30, 2020, an increase of $1.7 million compared to the three months ended June 30, 2019. Product sales from Keveyis increased primarily due to the an increase the number of patients on Keveyis and an increase in price. Cost of sales decreased due to changes in the assumptions underlying the allocation between the purchase price of our inventory and the supply agreement.

Net product sales were $14.4 million for the six months ended June 30, 2020, an increase of $4.0 million compared to the six months ended June 30, 2019. Product sales from Keveyis increased primarily due to an increase in the number of patients on Keveyis and an increase in price. Cost of sales decreased due to changes in the assumptions underlying the allocation between the purchase price of our inventory and the supply agreement..

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2020	2019		$2020	2019	$

	(in thousands)			(in thousands)
Compensation and other personnel costs	$3,669	$6,133	$(2,464)	$7,448	$11,996	$(4,548)
Outside professional and consulting services	4,516	3,841	675	9,701	8,001	1,700
Stock-based compensation expense	1,280	1,981	(701)	2,550	3,792	(1,242)
Facility costs	173	227	(54)	342	493	(151)
Total selling, general and administrative expenses	$9,638	$12,182	$(2,544)	$20,041	$24,282	$(4,241)

Selling, general and administrative expenses were $9.6 million for the three months ended June 30, 2020, a decrease of $2.5 million compared to the three months ended June 30, 2019, mostly due to decreases in compensation and other personnel costs due to reduced headcount in 2020 and reduced spending due to COVID-19.

Selling, general and administrative expenses were $20.0 million for the six months ended June 30, 2020, a decrease of $4.2 million compared to the six months ended June 30, 2019, mostly due to decreases in compensation and other personnel costs due to reduced headcount in 2020 and reduced spending due to COVID-19.

Research and Development Expenses

The following table summarizes our research and development expenses during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2020	2019		$2020	2019	$

	(in thousands)			(in thousands)
Product development and supporting activities	$4,195	$6,652	$(2,457)	$9,732	$11,387	$(1,655)
Compensation and other personnel costs	1,464	1,495	(31)	2,998	2,831	167
Stock-based compensation expense	493	592	(99)	974	1,104	(130)
Total research and development expenses	$6,152	$8,739	$(2,587)	$13,704	$15,322	$(1,618)

Research and development expenses were $6.2 million for the three months ended June 30, 2020, a decrease of $2.6 million compared to the three months ended June 30, 2019. The decrease was due to decreases in product development and supporting activities resulting from the completion of our SONICS trial in 2019 and higher costs related to our LOGICS trial in 2019, offset by an increase in costs from our OPTICS trial in 2020.

Research and development expenses were $13.7 million for the six months ended June 30, 2020, a decrease of $1.6 million compared to the six months ended June 30, 2019. The decrease was due to decreases in product development and supporting activities resulting from the completion of our SONICS trial in 2019 and higher costs related to our LOGICS trial in 2019, offset by an increase in costs from our OPTICS trial in 2020.

Amortization of Intangible Asset

Amortization of intangible asset was $1.3 million and $2.5 million for the three and six months ended June 30, 2020 and 2019, respectively.

Other (Expense) Income, Net

The following table summarizes our other income, net, during the three months ended March 31, 2020 and 2019:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2020	2019		$2020	2019	$

	(in thousands)			(in thousands)
Unrealized (loss) gain on fair value of warrants	$(7,367)	$8,697	$(16,064)	$(6,787)	$6,877	$(13,664)
Income from field services agreement	—	1,725	(1,725)	—	3,741	(3,741)
Expense from field services agreement	—	(1,758)	1,758	—	(3,987)	3,987
Interest expense	(253)	—	(253)	(253)	—	(253)
Other income, net	26	608	(582)	254	1,293	(1,039)
Total other (expense) income, net	$(7,594)	$9,272	$(16,866)	$(6,786)	$7,924	$(14,710)

Total other (expense) income, net, decreased by $16.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was largely due to a net $16.1 million change in the revaluation of the fair value of our warrant liability for the three months ended June 30, 2020. The change in the warrant liability is primarily due to increases in our stock price.

Total other (expense) income, net, decreased by $14.7 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was largely due to a net $13.7 million change in the revaluation of the fair value of our warrant liability for the six months ended June 30, 2020. The change in the warrant liability is primarily due to increases in our stock price.

Income Tax

We did not incur income any tax expense for the three and six months ended June 30, 2020.

Cash Flows

Comparison for the Six Months Ended June 30, 2020 and 2019:

	Six Months Ended
	June 30
	2020	2019

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(27,376)	$(36,483)
Investing activities	21,122	(27,972)
Financing activities	9,131	121
Net increase (decrease) in cash and cash equivalents	$2,877	$(64,334)

Operating Activities

Net cash used in operating activities was $27.4 million for the six months ended June 30, 2020 compared to $36.5 million for the six months ended June 30, 2019. The decrease in net cash used in operating activities resulted from an increase in total revenues of $4.0 million and reduced expenditures in our commercial activities for Keveyis.

Investing Activities

The increase in net cash provided by investing activities resulted from the maturities of our marketable securities.

Financing Activities

The increase in net cash provided by financing activities was due to the proceeds received under our Term Loan Agreement with Avenue Venture Opportunities Fund L.P.

Liquidity and Capital Resources

We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of our clinical trial activities and the significant uncertainty created by the COVID-19 global pandemic.

On May 19, 2020, we and our subsidiaries, Strongbridge U.S. Inc., Cortendo AB (publ) and Strongbridge Dublin Limited, entered into a $30 million Term Loan Agreement (the “Loan Agreement”) with Avenue Venture Opportunities Fund L.P. (“Avenue”), as administrative agent and collateral agent, and the lenders named therein and from time to time a party thereto (the “Lenders”). Pursuant to the terms of the Loan Agreement, Strongbridge U.S. Inc. (the “Borrower”) borrowed $10.0 million (the “Initial Loan”) from the Lenders at closing.

The Borrower may borrow up to two additional tranches of $10.0 million under the Loan Agreement. The first $10 million tranche is available between October 1, 2020 and December 31, 2020 if we achieve positive top-line data for RECORLEV in our Phase 3 LOGICS clinical trial. The second $10 million tranche is available between October 1, 2021 and March 31, 2022 if we achieve FDA approval of RECORLEV and subject to Avenue’s investment committee approval. See Note 6, "Long-term debt" to our consolidated financial statements for additional information regarding the Loan Agreement.

We believe that our cash and cash equivalents of $59.9 million at June 30, 2020 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these unaudited consolidated financial statements.

Cash used to fund operating expenses is affected by the timing of when we make payments to our vendors, as reflected in the change in our outstanding accounts payable and accrued expenses set forth in the consolidated financial statements, included in this Quarterly Report.

Our future funding requirements will depend on many factors, including the following:

●	the amount of revenue that we receive from sales of Keveyis;
●	the cost and timing of establishing sales, marketing, distribution and administrative capabilities;
●	the scope, rate of progress, results and cost of our clinical trials testing and other related activities for Recorlev and veldoreotide and our ability to prepare and file our NDA submissions on a timely basis and receive approval;
●	the number and characteristics of product candidates that we pursue, including any additional product candidates we may in-license or acquire;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the cost, timing and outcomes of regulatory approvals, including product labeling;
●	adequate reimbursement from payors for Recorlev and Keveyis on a timely basis;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any required milestone and royalty payments thereunder;
●	the emergence of competing technologies and their achieving commercial success before we do or other adverse market developments; and
●	any extended impact of COVID-19.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. We plan to continue to fund our operations and capital funding needs through equity or debt financing along with revenues from Keveyis. There can be no assurances, however, that additional funding will be available on terms acceptable to us.

Off-Balance Sheet Arrangements

We do not have variable interests in variable interest entities or any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Except for the broad effects of COVID-19 including its negative impact on the global economy and major financial markets, there have been no material changes to our market risk exposures since December 31, 2019. In addition, as described in “Item 1A. Risk Factors,” there may be implications for our business with regard to the COVID-19 pandemic.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of June 30, 2020 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In response to the COVID-19 pandemic, most of our corporate employees, including all those involved in the operation of our internal controls over financial report, have been working remotely since mid-March 2020.  Despite this change, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuously monitoring and assessing the impact of COVID-19 on our internal controls to minimize any impact it may have on their design and operating effectiveness.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread across the world, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in the financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel, among other protective measures. While the COVID-19 pandemic has not had a material impact on our business operations to date, we have experienced business disruptions as a result of the outbreak and expect that the continued spread of COVID-19 could materially and adversely impact our operations due to, among other factors:

●	a general decline in business activity,
●	the destabilization of the markets and negative impacts on the healthcare system globally could negatively impact our ability to market and sell Keveyis, including through the disruption of health care activities in general, the inability of our sales team to contact and/or visit doctors in person, patients’ interest in starting or staying on drugs, patients’ ability to obtain or maintain insurance coverage for Keveyis and our ability to support patients that presently use Keveyis;
●	difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations;
●	the potential negative impact on the health of our employees, especially if a significant number of them or any of their family members are impacted or if any of our senior leaders are impacted for an extended period of time;
●	the potential negative impact on our ability to monitor the investigative sites participating in our LOGICs study in person or even remotely, which could result in a deviation from pre-pandemic protocols and/or site monitoring and data management plans, and delays in our ability to perform data-related tasks dependent on communications with personnel at the investigative sites, such as resolution of open data queries, the cumulative effects of which could lead to delayed or missed identification of non-compliance with good clinical practice (GCP), and/or unrecognized data errors.
●	potential delays in the preparation and submission of applications for regulatory approval of our products, as well as potential delays in FDA’s ability to review applications in a timely manner consistent with past practices;
●	the potential negative impact on our ability to manufacture and distribute our products, including as a result of disruptions to the businesses of third parties that manufacture and distribute our products;
●	potential difficulty in adequately overseeing and/or evaluating the manufacturing process at the facilities that will manufacture future commercial supplies of Recorlev, if approved;
●	a deterioration in our ability to ensure business continuity during a disruption.

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. However, at this time, it is difficult to predict how long the potential operational impacts of COVID-19 will remain in effect or to what degree they will impact our operations and financial results in the future. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition, as well as our ability to execute our business strategies and initiatives in their respective expected time frames.

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

Furthermore, while certain of our employees have prior experience with submitting marketing applications to the FDA, EMA and comparable foreign regulatory agencies, we, as a company, have not submitted such applications for our product candidates. Applications for any of our product candidates could fail to receive regulatory approval for many reasons, including, but not limited to, the following:

●	the FDA, EMA or any comparable foreign regulatory agency may disagree with the design or implementation of our clinical trials or our interpretation of data from nonclinical trials or clinical trials;

●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval, including reliance on foreign clinical data;
●	the data collected from clinical trials of our product candidates may not be sufficient to support a finding that has statistical significance or clinical meaningfulness or support the submission of an NDA or other submission, or to obtain regulatory approval in the United States or elsewhere;
●	we may be unable to demonstrate to the FDA, EMA or any comparable foreign regulatory agency that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
●	the FDA, EMA or any comparable foreign regulatory agency may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA, EMA or any comparable foreign regulatory agency may significantly change in a manner rendering our clinical data insufficient for approval.

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

In June 2020, we conducted a pre-NDA meeting with the Division of General Endocrinology (DGE) of the FDA to review plans relating to our proposed NDA submission for Recorlev, with an anticipated submission date approximately 6 months following disclosure of topline results from the LOGICS study.  Based on feedback received from DGE during this meeting, we believe that the LOGICS and SONICS study results together will provide a sufficient clinical-studies basis for a substantive review of an NDA and that it will be a review issue as to whether the data will be sufficient to support approval of the NDA. There can be no assurance that DGE will determine that the totality of data included in the NDA, including the results from our SONICS and LOGICS studies, will be sufficient to warrant approval of the NDA for Recorlev.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

10.1	Employment Agreement, dated as of July 2, 2020, by and between Strongbridge U.S. Inc. and John Johnson
10.2

Term Loan Agreement, dated May 19, 2020, by Strongbridge Biopharma plc (“Strongbridge”), along with Strongbridge U.S. Inc., Cortendo AB (publ) and Strongbridge Dublin Limited, Avenue Venture Opportunities Fund L.P., as administrative agent and collateral agent, and the lenders named therein.

10.3	Warrant to Adventure Ventures Opportunities Fund, L.P., dated May 19, 2020
31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBRIDGE BIOPHARMA PLC

By:	/s/ Robert Lutz
Name:	Robert Lutz
Title:	Chief Financial Officer

Date: August 4, 2020