Form 10-Q
period 2020-09-30
Strongbridge Biopharma plc
filed 2020-10-29
CIK 1634432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

900 Northbrook Drive

Suite 200

Trevose, PA 19053

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: +1 610-254-9200

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Ordinary shares, par value $0.01 per share	SBBP	The Nasdaq Global Select Market

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

As of October 26, 2020, there were 67,243,772 ordinary shares of the registrant issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRONGBRIDGE BIOPHARMA plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$81,793	$57,032
Marketable securities	—	21,072
Accounts receivable	2,895	2,289
Inventory	1,116	1,993
Prepaid expenses and other current assets	1,555	1,157
Total current assets	87,359	83,543
Property and equipment, net	237	291
Right of use asset, net	647	789
Intangible asset, net	21,344	25,110
Goodwill	7,256	7,256
Other assets	803	649
Total assets	$117,646	$117,638
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,588	$3,331
Accrued and other current liabilities	17,772	20,962
Total current liabilities	19,360	24,293
Long-term debt, net	7,274	—
Warrant liability	3,965	4,127
Supply agreement liability, noncurrent	11,556	15,947
Other long-term liabilities	923	1,080
Total liabilities	43,078	45,447
Commitments and contingencies (Note 8)
Stockholders’ equity:
Deferred shares, $1.098 par value, 40,000 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019	44	44
Ordinary shares, $0.01 par value, 600,000,000 shares authorized; 66,893,964 and 54,205,852 shares issued and outstanding at September 30, 2020 and December 31, 2019	669	542
Additional paid-in capital	367,467	332,085
Accumulated deficit	(293,612)	(260,483)
Accumulated other comprehensive income	—	3
Total stockholders’ equity	74,568	72,191
Total liabilities and stockholders’ equity	$117,646	$117,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2020	2019	2020	2019

Revenues:
Net product sales	$8,053	$5,677	$22,468	$16,083
Royalty revenue	18	7	37	23
Total revenues	8,071	5,684	22,505	16,106

Cost and expenses:
Cost of sales (excluding amortization of intangible asset)	$408	$1,001	$1,770	$2,836
Selling, general and administrative	9,221	12,806	29,262	37,088
Research and development	6,771	7,552	20,475	22,874
Amortization of intangible asset	1,255	1,255	3,766	3,766
Total cost and expenses	17,655	22,614	55,273	66,564
Operating loss	(9,584)	(16,930)	(32,768)	(50,458)
Other income (expense), net:
Unrealized gain on fair value of warrants	6,949	3,202	162	10,079
Income from field services agreement	—	1,725	—	5,466
Expense from field services agreement	—	(1,672)	—	(5,659)
Interest expense	(523)	—	(776)	—
Other (expense) income, net	(1)	576	253	1,869
Total other income (expense), net	6,425	3,831	(361)	11,755
Loss before income taxes	(3,159)	(13,099)	(33,129)	(38,703)
Income tax expense	—	(691)	—	(1,768)
Net loss	$(3,159)	$(13,790)	(33,129)	(40,471)
Other comprehensive loss:
Unrealized loss on marketable securities	—	—	(3)	—
Comprehensive loss	$(3,159)	$(13,790)	$(33,132)	$(40,471)

Net loss attributable to ordinary shareholders:
Basic	$(3,159)	$(13,790)	$(33,129)	$(40,471)
Diluted	$(10,108)	$(16,992)	$(33,129)	$(50,550)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.06)	$(0.25)	$(0.60)	$(0.75)
Diluted	$(0.18)	$(0.31)	$(0.60)	$(0.91)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders:
Basic	56,105,155	54,192,710	54,883,975	54,174,629
Diluted	57,404,652	54,540,646	54,883,975	55,844,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

					Additional		Accumulated Other	Total
	Ordinary Shares		Deferred Shares		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—June 30, 2019	54,186,268	$542	40,000	$44	$328,416	$(237,713)	—	$91,289
Net loss	—	—	—	—	—	(13,790)	—	(13,790)
Stock-based compensation	—	—	—	—	2,175	—	—	2,175
Ordinary shares issued, net of shares withheld for employee taxes	19,584	*	—	—	(33)	—	—	(33)
Balance—September 30, 2019	54,205,852	$542	40,000	$44	$330,558	$(251,503)	—	$79,641

Balance—December 31, 2018	54,122,074	$541	40,000	$44	$323,402	$(211,032)	—	$112,955
Net loss	—	—	—	—	—	(40,471)	—	(40,471)
Stock-based compensation	—	—	—	—	7,070	—	—	7,070
Exercise of stock options	43,841	1	—	—	178	—	—	179
Ordinary shares issued, net of shares withheld for employee taxes	39,937	*	—	—	(92)	—	—	(92)
Balance—September 30, 2019	54,205,852	$542	40,000	$44	$330,558	$(251,503)	—	$79,641

Balance—June 30, 2020	54,355,957	$544	40,000	$44	$337,734	$(290,453)	—	$47,869
Net loss	—	—	—	—	—	(3,159)	—	(3,159)
Stock-based compensation	—	—	—	—	2,070	—	—	2,070
Ordinary shares issued, net of shares withheld for employee taxes	26,896	2	—	—	(84)	—	—	(82)
Issuance of shares in connection with at-the-market facility, net of costs	1,400,000	14	—	—	4,738	—	—	4,752
Issuance of shares, net of offering costs	11,111,111	109	—	—	23,009	—	—	23,118
Balance—September 30, 2020	66,893,964	$669	40,000	$44	$367,467	$(293,612)	—	$74,568

Balance—December 31, 2019	54,205,852	$542	40,000	$44	$332,085	$(260,483)	3	$72,191
Net loss	—	—	—	—	—	(33,129)	—	(33,129)
Stock-based compensation	—	—	—	—	5,594	—	—	5,594
Issuance of warrants and beneficial conversion feature related to the Loan Agreement	—	—	—	—	2,457	—	—	2,457
Issuance of shares, net of offering costs	11,111,111	111	—	—	23,009	—	—	23,120
Ordinary shares issued, net of shares withheld for employee taxes	177,001	2	—	—	(416)	—	—	(414)
Issuance of shares in connection with at-the-market facility, net of costs	1,400,000	14	—	—	4,738	—	—	4,752
Unrealized loss on marketable securities		—	—	—	—	—	(3)	(3)
Balance—September 30, 2020	66,893,964	$669	40,000	$44	$367,467	$(293,612)	—	$74,568

* Represents an amount less than $1.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(33,129)	$(40,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(162)	(10,079)
Stock-based compensation	5,594	7,070
Amortization of intangible asset	3,766	3,766
Accretion of discounts on marketable securities	(53)	(251)
Amortization of debt discounts and debt issuance costs	406	—
Depreciation	64	56
Changes in operating assets and liabilities:
Accounts receivable	(606)	(1,736)
Inventory	493	1,212
Prepaid expenses and other current assets	(256)	2,157
Other assets	230	(970)
Accounts payable	(1,743)	777
Accrued and other liabilities	(7,738)	(4,709)
Net cash used in operating activities	(33,134)	(43,178)
Cash flows from investing activities:
Purchases of property and equipment	(10)	(42)
Purchases of marketable securities	—	(44,766)
Maturities of marketable securities	21,122	4,400
Net cash provided by (used in) investing activities	21,112	(40,408)
Cash flows from financing activities:
Proceeds from long-term debt, net	9,325	—
Proceeds from issuance of ordinary shares, net	23,120	—
Proceeds from issuance of ordinary shares in connection with at-the-market offering	4,752	—
Proceeds from exercise of stock options	—	179
Payments related to tax withholding for net-share settled equity awards	(414)	(92)
Net cash provided by financing activities	36,783	87
Net increase (decrease) in cash and cash equivalents	24,761	(83,499)
Cash and cash equivalents—beginning of period	57,032	122,490
Cash and cash equivalents—end of period	$81,793	$38,991
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$370	$—
Income taxes other, net of refunds	$695	$—

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

We have two clinical-stage product candidates for rare endocrine diseases, Recorlev (levoketoconazole) and veldoreotide. Recorlev is a cortisol synthesis inhibitor currently being studied for the treatment of endogenous Cushing's syndrome. Veldoreotide is a next-generation somatostatin analog being investigated for potential applications in conditions amenable to somatostatin receptor activation, such as acromegaly. Both levoketoconazole and veldoreotide have received orphan designation from the FDA and the European Medicines Agency (“EMA”).

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

Liquidity

We believe that our cash and cash equivalents of $81.8 million at September 30, 2020, will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these unaudited consolidated financial statements.

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

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Reclassifications

The consolidated financial statements contain certain reclassifications within our consolidated statements of cash flow for the nine months ended September 30, 2019 due to an immaterial incorrect classification of investments in marketable securities and the related impact on investing activities.

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

We occasionally invest our excess cash balances in marketable debt securities of highly rated financial institutions. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. We classify marketable debt securities as available-for-sale and, accordingly, record such securities at fair value. We classify these securities as current assets as these investments are available to us for use in funding current operations. There were no marketable securities as of September 30, 2020.

Unrealized gains and losses on marketable debt securities are recorded as a separate component of Accumulated other comprehensive income (loss) included in stockholders’ equity.

Segment information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. We view our operations and manage our business in one operating segment.

Net loss per share

Basic net loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss attributable to shareholders by the weighted-average number of ordinary shares outstanding for the period, including any dilutive effect from outstanding stock options or other equity-based instruments. Shares used in the diluted net loss per share calculations exclude anti-dilutive ordinary share equivalents, which currently consist of outstanding stock options, unvested restricted stock units (“RSUs”) equity-classified warrants and the conversion feature in our outstanding term loan agreement.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of September 30, 2020 and 2019, as they would be anti-dilutive:

	September 30,
	2020	2019
Warrants	7,100,643	1,803,253
Stock options issued and outstanding	10,146,820	10,001,799
Unvested RSUs	1,355,660	990,700
Conversion feature of our outstanding term loan agreement	1,339,285	—

Recent accounting pronouncements – not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the current other-than-temporary impairment model. The standard is effective for smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We do not expect the adoption of this standard to have a material impact on our financial statements or internal controls.

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

Reserves for variable consideration

Revenues from sales of Keveyis are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and that result from rebates, co-pay assistance and other allowances that are offered between us and the patients’ payors. There is no variable consideration reserve for returns as we do not accept returns of Keveyis. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than the Customer). Where appropriate, these estimates may take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted buying and payment patterns of the Customer. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. We reassess our estimates on an ongoing basis. If actual results in the future vary from our estimates, we will adjust our estimates. Any such adjustments would affect net product revenue and earnings in the period such variances become known.

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

Government Rebates: We are subject to discount obligations under state Medicaid programs and Medicare. We estimate our Medicaid and Medicare rebates for the estimated patient mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses on the consolidated balance sheet. For Medicaid, accruals are based on estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. Manufacturers of pharmaceutical products are responsible for 70% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this Medicare coverage gap responsibility, we estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for Keveyis transactions that have been recognized as revenue, but remains in the Customer’s inventory at the end of each reporting period.

Temporary Supply and Patient Assistance Programs: We provide free Keveyis to uninsured patients who satisfy pre-established criteria for either the Temporary Supply Program or the Patient Assistance Program. Patients who meet the Temporary Supply Program eligibility criteria may receive a temporary supply of free Keveyis for no more than 60 days while there is a determination of the patient’s third-party insurance, prescription drug benefit or other third-party coverage for Keveyis. The Patient Assistance Program provides free Keveyis for up to 12 months to uninsured patients who satisfy pre-established criteria for financial need. We do not recognize any revenue related to these free products and the associated costs are classified in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss.

4. Fair value measurements

We record financial assets and liabilities at fair value. Because of their short-term nature, the amounts reported in the balance sheet for cash, accounts receivable and accounts payable approximate fair value.

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

Level 2: Significant observable inputs other than Level 1 prices such as quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). The fair values of the outstanding warrants were measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value of the warrant liabilities include the estimated term of the warrants, risk-free interest rates, and the expected volatility of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities were the volatility rate and the estimated term of the warrants. Generally, increases and decreases in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

We did not have any transfers between the different levels.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	As of September 30, 2020
	Level I	Level II	Level III	Total
Cash equivalents	58,299	—	—	58,299
Marketable securities	—	—	—	—
Total assets	$58,299	$—	$—	$58,299
Warrant liability	—	—	3,965	3,965
Total liabilities	$—	$—	$3,965	$3,965

	As of December 31, 2019
	Level I	Level II	Level III	Total
Cash equivalents	56,544	—	—	56,544
Marketable securities	—	21,072	—	21,072
Total assets	$56,544	$21,072	$—	$77,616
Warrant liability	—	—	4,127	4,127
Total liabilities	$—	$—	$4,127	$4,127

The following table presents a reconciliation of our level 3 warrant liability (in thousands):

As of September 30, 2020
Balance as of December 31, 2019	$4,127
Unrealized gain on fair value of warrants for nine months ended September 30, 2020	(162)
Balance as of September 30, 2020	$3,965

5. Intangible asset and goodwill

The following represents the balance of our intangible asset and goodwill as follows (in thousands):

	As of September 30, 2020
	Beginning of Period	Amortization	End of Period
Keveyis	$25,110	$(3,766)	$21,344
Goodwill	7,256	—	7,256
Total	$32,366	$(3,766)	$28,600

Our finite-lived intangible asset consists of acquired developed product rights obtained from our acquisition of Keveyis (dichlorphenamide) from a subsidiary of Taro Pharmaceutical Industries Ltd. (“Taro”).

Pursuant to the terms of the Asset Purchase Agreement and Supply Agreement that we entered into with Taro in December 2016, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017, and will pay an aggregate of $7.5 million in potential milestone payments upon the achievement of certain product sales targets.  Taro has agreed to continue to manufacture Keveyis for us under an exclusive supply agreement through the orphan exclusivity period. We are obligated to purchase certain annual minimum amounts of product totaling approximately $29 million over a six-year period. We have concluded that the supply price payable by us exceeds fair value and, therefore, have used a discounted cash flow method with a probability assumption to value the payments in excess of fair value at $29.3 million, for which we have recorded an intangible asset and corresponding liability. This liability is being reduced as we purchase inventory over the term of the Supply Agreement that we entered into with Taro.  In addition, we incurred transaction costs of $2.4 million. The transaction resulted in the recording of an intangible asset of $40.2 million. This asset is being amortized over an eight-year period using the straight-line method.

We recorded amortization expense of $1.3 million and $3.8 million for the three and nine months ended September 30, 2020 and 2019, respectively.

6. Long-term debt

On May 19, 2020, we entered into a $30 million Term Loan Agreement (the “Loan Agreement”) with Avenue Venture Opportunities Fund L.P. (“Avenue”), as administrative agent and collateral agent, and the lenders named therein and from time to time a party thereto (the “Lenders”). Pursuant to the terms of the Loan Agreement, our wholly-owned subsidiary Strongbridge U.S. Inc. (the “Borrower”) borrowed $10 million (the “Initial Loan”) from the Lenders at closing.  As a result of achieving positive top-line data for Recorlev in our Phase 3 LOGICS clinical trial in September 2020, we may borrow an additional $10 million under the Loan Agreement (the “Second Loan”), at any time between October 1, 2020 and December 31, 2020. The remaining $10 million tranche (the “Third Loan”) will become available to us between October 1, 2021 and March 31, 2022 if we achieve FDA approval of Recorlev and subject to Avenue’s investment committee approval.

The Loan Agreement has a four-year term, no minimum revenue or cash balance financial covenants and an interest-only period of up to 36 months assuming we receive FDA approval of Recorlev. Amounts borrowed under the Loan Agreement accrue interest at a floating rate per annum (based on a year of 365 days) equal to the sum of (a) the greater of (x) the Prime Rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, and (y) 3.25%, plus (b) 6.75%. The interest rate as of September 30, 2020 was 10%.

We paid a commitment fee of $200,000 (1% of the amounts of the Initial Loan and the Second Loan) at closing. We are also required to pay the Lenders a final payment fee upon repayment or prepayment of any loans made under the Loan Agreement in accordance with the terms and conditions of the Loan Agreement.

Under the terms of the Loan Agreement, we may prepay all or a portion of the outstanding principal amount of any loans outstanding under the Loan Agreement at any time upon prior notice to the Lenders subject to a prepayment premium (which reduces after the first year) and the payment of the pro rata portion of the final payment fee (to the extent not already paid) based on the amount of loans being prepaid. In certain circumstances, including a change of control and certain asset sales or licensing transactions, we may be required to prepay all or a portion of loans outstanding, and, to the extent required under the terms of the Loan Agreement, the applicable prepayment premium and final payment fee.

As security for our obligations under the Loan Agreement, we entered into a security agreement with Avenue, pursuant to which we granted a lien on substantially all of our assets, including intellectual property, to the Secured Parties (as such term is defined in the Loan Agreement).

Avenue has the right to convert up to $3 million of the aggregate principal amount of any loans outstanding under the Loan Agreement into ordinary shares at a price per share of the lower of (a) $2.24, or (b) 20% above the effective price of any bona fide equity financing of Strongbridge prior to December 31, 2020, subject to the terms and conditions described in the Loan Agreement. We have accounted for this term as a beneficial conversion feature, and the fair value is recorded into Additional paid-in capital.

In connection with the execution of the Loan Agreement, we issued to Avenue a warrant to purchase up to an aggregate of 267,390 ordinary shares at an exercise price (the “Exercise Price”) equal to the lower of (i) $1.87 (which is equal to the five-day volume weighted average price as of the trading day immediately prior to execution of the financing agreement) or (ii) the effective price of any bona fide equity financing prior to December 31, 2020 (subject to certain adjustments described in the warrant). The warrant will be exercisable, in full or in part, at any time prior to five years following the issue date. We have accounted for this warrant as equity, and the fair value is recorded into Additional paid-in capital. Under the terms of the Loan Agreement, if we borrow the Second Loan, we will be required to issue to the Lenders or their designees additional warrants to purchase ordinary shares equal to an aggregate of 5% of the Second Loan divided by the Exercise Price, rounded down to the nearest whole share. If we borrow the Third Loan, we will be required to issue to the Lenders or their designees additional warrants to purchase ordinary shares equal to an aggregate of 5% of the Third Loan divided by the Exercise Price, rounded down to the nearest whole share.

Future principal payments due under the Loan Agreement, if the interest payment only period is not extended beyond the current 24-month period, are as follows (in thousands):

Principal
Payments

2020	—
2021	—
2022	$2,917
2023	5,000
2024	2,083
Total future payments	$10,000

7. Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Consulting and professional fees	$4,916	$4,335
Supply agreement - current portion	4,391	2,773
Accrued sales allowances	2,495	2,990
Employee compensation	3,628	4,452
Accrued taxes	1,164	1,892
Severance	333	2,968
Lease liability - current portion	405	374
Accrued royalties	301	806
Other	139	372
Total accrued and other current liabilities	$17,772	$20,962

8. Commitments and contingencies

(a) Commitments to Taro Pharmaceuticals Industries Ltd.

As of September 30, 2020, our remaining obligation  under the Supply Agreement (see note 5) was $19.0 million. The agreement with Taro may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf. We are also required to reimburse Taro for its royalty obligation resulting from its sale of Keveyis to us.

(b) Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often agree to indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to events and activities prior to or following a transaction, such as breaches of contracts, unfavorable tax consequences and employee liabilities. If a counterparty were to make a successful indemnification claim against us, we may be required to reimburse the loss and such amount could be material to our consolidated financial statements. Where appropriate, the obligation for such indemnifications is recorded as a liability. Because these agreements generally do not specify the maximum amount of indemnification a counterparty may be entitled to, the overall maximum amount of our potential indemnification liability under these agreements cannot be reasonably estimated. However, we believe that the likelihood of a material liability being triggered under these indemnification obligations is not probable at this time.

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

We did not incur income any tax expense for the three and nine months ended September 30, 2020.

CARES Act

The CARES Act allows companies to defer payments of employer Social Security payroll taxes that are otherwise owed for wage payments made after March 27, 2020 through December 31, 2020. Fifty percent of the taxes deferred are required to be paid by December 31, 2021 with the remaining fifty percent required to be paid by December 31, 2022. As of September 30, 2020, we have accrued $151,000 of Social Security payroll taxes that will be deferred under the CARES Act. We expect to continue to defer payroll taxes through the end of the year and pay them as described above.

10. Ordinary Shares

Equity transactions

On September 21, 2020, we sold 11,111,111 ordinary shares in a public offering at a price to the public of $2.25 per ordinary share for net proceeds of approximately $23.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

On October 15, 2020 we sold an additional 349,808 ordinary shares to the underwriters of our September 2020 public offering in connection with their partial exercise of their option to purchase additional shares to cover over-allotments at a price of $2.25 per ordinary share for net proceeds of approximately $0.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

We entered into an equity distribution agreement with JMP Securities LLC (“JMP”) on April 28, 2017, pursuant to which we may sell, at our option, from time to time, up to an aggregate of $40 million of our ordinary shares through JMP, as sales agent. We will pay JMP a commission equal to 3% of the gross proceeds from the sale of our ordinary shares under this at-the-market (“ATM”) facility. Pursuant to the terms of the equity distribution agreement, we reimbursed JMP for certain out-of-pocket expenses, including the fees and disbursements of counsel to JMP, incurred in connection with establishing the ATM facility and have provided JMP with customary indemnification rights. During the nine months ended September 30, 2020, we sold an aggregate of 1,400,000 ordinary shares under the ATM facility at an average selling price of $3.50 per share, resulting in net proceeds of approximately $4.8 million after payment of fees to JMP of $147,000. As of September 30, 2020, we have approximately $26 million available for sale under our ATM facility.

Warrants

Our outstanding warrants as of September 30, 2020 are as follows:

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

11. Stock-based compensation

Our board of directors has adopted the 2017 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards to new employees. The purpose of the Inducement Plan is to attract valued employees by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our ordinary shares by such employees. The Inducement Plan became effective on February 23, 2017. As of September 30, 2020, 1,379,403 shares are available for issuance pursuant to the Inducement Plan.

Our board of directors has adopted, and our shareholders have approved, the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options to our employees and any parent or subsidiary corporation’s employees, and for the grant of nonstatutory stock options, stock awards, and RSUs to our employees, directors and consultants and our parent or subsidiary corporations’ employees and consultants. The 2015 Plan became effective on September 3, 2015. As of September 30, 2020, 21,515 shares are available for issuance pursuant to the 2015 Plan.

Our board of directors has adopted, and our shareholders have approved, the Non-Employee Director Equity Compensation Plan (the “Non-Employee Director Plan”). The Non-Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and RSUs to our non-employee directors. The Non-Employee Director Plan became effective on September 3, 2015. As of September 30, 2020, 71,029 shares are available for issuance pursuant to the Non-Employee Director Plan.

A summary of our outstanding stock options as of September 30, 2020 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding—January 1, 2020	9,192,684	$6.58	5.96	$164
Granted	2,516,500	$2.94
Forfeited and cancelled	(1,562,364)	$12.30
Exercised	—	$—
Outstanding—September 30, 2020	10,146,820	$4.80	6.89	$195
Vested and exercisable—September 30, 2020	5,827,571	$5.67	5.62	$29

Restricted stock units

We grant RSUs to employees and to members of our board of directors. RSUs that are granted to employees vest two years from the date of issuance, provided that the employee is employed by us on such vesting date. RSUs that are granted to directors, vest on the one-year anniversary of the grant date, provided that the director continues to serve as a member of the board of directors continuously from the grant date through such one-year anniversary. All RSUs will fully vest upon a change of control of our company. If and when the RSUs vest, we will issue one ordinary share for each whole RSU that has vested, subject to satisfaction of the employee’s or director’s tax withholding obligations. The RSUs will cease to be outstanding upon the issuance of ordinary shares upon vesting. We recorded expense related to RSUs, which is included in the stock-based compensation table below, of $0.7 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.7 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the total unrecognized compensation expense related to unvested RSUs is $2.5 million, which we expect to recognize over an estimated weighted-average period of 1.39 years.

A summary of our unvested RSUs as of September 30, 2020 is as follows:

Number of
Shares
Outstanding—January 1, 2020	791,350
Granted	910,510
Forfeited	(35,200)
Vested	(311,000)
Unvested—September 30, 2020	1,355,660

Stock-based compensation expense

We recognized stock-based compensation expense for employees and directors for stock options and RSUs as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Selling, general and administrative	$1,580	$1,684	$4,130	$5,475
Research and development	490	491	1,464	1,595
Total stock-based compensation	$2,070	$2,175	$5,594	$7,070

As of September 30, 2020, the total unrecognized compensation expense related to unvested stock options is $9.9 million, which we expect to recognize over an estimated weighted-average period of 2.52 years.

In determining the estimated fair value of our service-based awards, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment. The fair value of our service-based awards that were granted during the nine months period ending September 30, 2020 and 2019 was estimated with the following assumptions:

	Nine Months Ended
	September 30,
	2020	2019
Expected term (in years)	6.08	6.13
Risk-free interest rate	.37%-1.48%	1.38%-2.61%
Expected volatility	78.15%-80.74%	78.70%-80.85%
Dividend rate	—%	—%

12. Subsequent Events

On October 15, 2020 we sold an additional 349,808 ordinary shares to the underwriters of our September 2020 public offering in connection with their partial exercise of their option to purchase additional shares to cover over-allotments at a price of $2.25 per ordinary share for net proceeds of approximately $0.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report except as required by law. You should read carefully the factors described in the “Risk Factors” section of our 2019 Annual Report and this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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

We have two clinical-stage product candidates for rare endocrine diseases, Recorlev (levoketoconazole) and veldoreotide. Recorlev is a cortisol synthesis inhibitor currently being studied for the treatment of endogenous Cushing's syndrome. Veldoreotide is a next-generation somatostatin analog being investigated for potential applications in conditions amenable to somatostatin receptor activation, such as acromegaly. Both levoketoconazole and veldoreotide have received orphan designation from the FDA and the European Medicines Agency (“EMA”).

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

Recent Developments

In September 2020, we announced positive and statistically-significant top-line results from our multinational, Phase 3, double-blind, placebo-controlled, randomized-withdrawal LOGICS study evaluating RECORLEV® (levoketoconazole) for the treatment of endogenous Cushing’s syndrome.  With respect to the primary endpoint, at the end of the randomized-withdrawal phase of the LOGICS study, 54.5 percent more patients who were withdrawn to placebo had a loss of mean urinary free cortisol (mUFC) response as compared with those who remained on RECORLEV (95.5 percent vs 40.9 percent respectively; p=0.0002).  The secondary endpoint of normalization of mUFC at the end of the randomized-withdrawal phase was also statistically significant with 45.5 percent more patients treated with RECORLEV maintaining mUFC normalization in the active arm than the placebo arm (50.0 percent vs 4.5 percent respectively; p=0.0015).  With respect to additional key secondary endpoints, Recorlev demonstrated statistically significant improvements from baseline for both total and LDL-cholesterol (adjusted p=0.0004 and p=0.0056, respectively), while for other secondary biomarker endpoints such as those relating to glycemia, the results did not separate to a statistically significant extent during the maximum 8-week period of withdrawal to placebo.

In general, RECORLEV was well tolerated, with nineteen (19) percent of patients initially dosed discontinuing due to adverse events (AEs).  The most common AEs reported were nausea (29 percent), hypokalemia (28 percent), headache (21 percent), hypertension (19 percent) and diarrhea (15 percent).  Throughout the first two study phases, 3.8 percent of participants had at least 1 serum alanine aminotransferase (ALT) measurement greater than 5 times the upper limit of normal (ULN), and 11 percent had at least 1 measurement that was greater than 3 times the ULN. These frequencies are comparable to those observed during the Company’s previously-completed Phase 3 SONICS trial.  Adverse events of special interest in LOGICS, aside from those that were liver-related, were those relating to adrenal insufficiency reported for 10 percent of patients and those related to QT interval prolongation reported for 2.5 percent of patients. These reported special interest adverse events were all resolved, usually after dose reduction or in some cases permanent study drug discontinuation, and there were no clinical sequelae following resolution. Similar observations were made in the Company’s SONICS trial. We anticipate submitting our NDA for RECORLEV to the FDA in the First Quarter of 2021.

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

While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for the nine months ended September 30, 2020, we have experienced operational business disruptions as a result of the outbreak. For example, most of our corporate employees are currently working remotely from home, we have suspended all commercial air and train travel for business, and any other employee travel is done in accordance with the state and local guidelines. In addition, our field teams have had limited access to physicians.

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. However, at this time, it is difficult to predict how long the potential operational impacts of COVID-19 will last or to what degree further disruption might impact our operations and financial results. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition, as well as our ability to execute our business strategies and initiatives in their respective expected time frames.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Product Sales, net

We sell Keveyis to one specialty pharmacy provider (the “Customer”), who is the exclusive specialty pharmacy for Keveyis in the United States. The Customer subsequently dispenses Keveyis to patients, most of whom are covered by payors that may provide for government-mandated or privately negotiated rebates with respect to the purchase of Keveyis. Revenues from sales of Keveyis are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and that result from rebates, co-pay assistance and other allowances that are offered by us and the patients’ payors.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019.

The following table sets forth our results of operations for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2020	2019		$2020	2019	$

	(in thousands)			(in thousands)
Revenues:
Net product sales	$8,053	$5,677	$2,376	$22,468	$16,083	$6,385
Royalty revenues	18	7	11	37	23	14
Total revenues	8,071	5,684	2,387	22,505	16,106	6,399

Cost and operating expenses:
Cost of sales (excluding amortization of intangible asset)	$408	$1,001	$(593)	$1,770	$2,836	$(1,066)
Selling, general and administrative	9,221	12,806	(3,585)	29,262	37,088	(7,826)
Research and development	6,771	7,552	(781)	20,475	22,874	(2,399)
Amortization of intangible asset	1,255	1,255	—	3,766	3,766	—
Total cost and expenses	17,655	22,614	(4,959)	55,273	66,564	(11,291)
Operating loss	(9,584)	(16,930)	7,346	(32,768)	(50,458)	17,690
Other income (expense), net	6,425	3,831	2,594	(361)	11,755	(12,116)
Loss before income taxes	(3,159)	(13,099)	9,940	(33,129)	(38,703)	5,574
Income tax expense	—	(691)	691	—	(1,768)	1,768
Net loss	$(3,159)	$(13,790)	$10,631	$(33,129)	$(40,471)	$7,342

Revenues and cost of sales

Net product sales were $8.1 million for the three months ended September 30, 2020, an increase of $2.4 million compared to the three months ended September 30, 2019. Product sales from Keveyis increased primarily due to an increase in the number of patients on Keveyis and an increase in price. Cost of sales decreased due to changes in the assumptions underlying the allocation between the purchase price of our inventory and the supply agreement.

Net product sales were $22.5 million for the nine months ended September 30, 2020, an increase of $6.4 million compared to the nine months ended September 30, 2019. Product sales from Keveyis increased primarily due to an increase in the number of patients on Keveyis and an increase in price. Cost of sales decreased due to changes in the assumptions underlying the allocation between the purchase price of our inventory and the supply agreement.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2020	2019		$2020	2019	$

	(in thousands)			(in thousands)
Compensation and other personnel costs	$4,987	$6,469	$(1,482)	$14,688	$18,465	$(3,777)
Outside professional and consulting services	2,492	4,462	(1,970)	9,940	12,463	(2,523)
Stock-based compensation expense	1,580	1,684	(104)	4,130	5,475	(1,345)
Facility costs	162	191	(29)	504	685	(181)
Total selling, general and administrative expenses	$9,221	$12,806	$(3,585)	$29,262	$37,088	$(7,826)

Selling, general and administrative expenses were $9.2 million for the three months ended September 30, 2020, a decrease of $3.6 million compared to the three months ended September 30, 2019, primarily due to reduced personnel costs from headcount reductions, reduced spending due to COVID-19, and lower external expenses.

Selling, general and administrative expenses were $29.3 million for the nine months ended September 30, 2020, a decrease of $7.8 million compared to the nine months ended September 30, 2019, primarily due to reduced personnel costs from headcount reductions, reduced spending due to COVID-19, and lower external expenses.

Research and Development Expenses

The following table summarizes our research and development expenses during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2020	2019		$2020	2019	$

	(in thousands)			(in thousands)
Product development and supporting activities	$4,688	$5,412	$(724)	$14,420	$16,799	$(2,379)
Compensation and other personnel costs	1,593	1,649	(56)	4,591	4,480	111
Stock-based compensation expense	490	491	(1)	1,464	1,595	(131)
Total research and development expenses	$6,771	$7,552	$(781)	$20,475	$22,874	$(2,399)

Research and development expenses were $6.8 million for the three months ended September 30, 2020, a decrease of $0.8 million compared to the three months ended September 30, 2019. The decrease was primarily due to decreases in product development and supporting activities and materials for our LOGICS trial, offset by a small increase in costs from our OPTICS trial in 2020.

Research and development expenses were $20.5 million for the nine months ended September 30, 2020, a decrease of $2.4 million compared to the nine months ended September 30, 2019. The decrease was primarily due to decreases in product development and supporting activities resulting from the completion of our SONICS trial in 2019 and higher costs related to our LOGICS trial in 2019, offset by an increase in costs from our OPTICS trial in 2020.

Amortization of Intangible Asset

Amortization of intangible asset was $1.3 million and $3.8 million for the three and nine months ended September 30, 2020 and 2019, respectively.

Other Income (Expense), Net

The following table summarizes our other income, net, during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2020	2019		$2020	2019	$

	(in thousands)			(in thousands)
Unrealized gain on fair value of warrants	$6,949	$3,202	$3,747	$162	$10,079	$(9,917)
Income from field services agreement	—	1,725	(1,725)	—	5,466	(5,466)
Expense from field services agreement	—	(1,672)	1,672	—	(5,659)	5,659
Interest expense	(523)	—	(523)	(776)	—	(776)
Other (expense) income, net	(1)	576	(577)	253	1,869	(1,616)
Total other income (expense), net	$6,425	$3,831	$2,594	$(361)	$11,755	$(12,116)

Total other income (expense), net, increased by $2.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was largely due to a net $3.7 million change in the revaluation of the fair value of our warrant liability for the three months ended September 30, 2020. The change in the warrant liability is primarily due to decreases in our stock price.

Total other income (expense), net, decreased by $12.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was largely due to a net $9.9 million change in the revaluation of the fair value of our warrant liability for the nine months ended September 30, 2020. The change in the warrant liability is primarily due to decreases in our stock price.

Income Tax

We did not incur any income tax expense for the three and nine months ended September 30, 2020.

Cash Flows

Comparison for the Nine Months Ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30
	2020	2019

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(33,134)	$(43,178)
Investing activities	21,112	(40,408)
Financing activities	36,783	87
Net increase (decrease) in cash and cash equivalents	$24,761	$(83,499)

Operating Activities

Net cash used in operating activities was $33.1 million for the nine months ended September 30, 2020 compared to $43.2 million for the nine months ended September 30, 2019. The decrease in net cash used in operating activities resulted primarily from an increase in total revenues of $6.4 million and reduced expenditures.

Investing Activities

The increase in net cash provided by investing activities resulted from the maturities of our marketable securities.

Financing Activities

The increase in net cash provided by financing activities was due to our receipt of $23.1 million in proceeds from our public offering in September 2020, $4.8 million in proceeds received from our ATM and $9.3 million in proceeds received under our Term Loan Agreement with Avenue Venture Opportunities Fund L.P. (“Avenue”).

Liquidity and Capital Resources

We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of our clinical trial activities and the significant uncertainty created by the COVID-19 global pandemic.

On May 19, 2020, we and our subsidiaries, Strongbridge U.S. Inc., Cortendo AB (publ) and Strongbridge Dublin Limited, entered into a $30 million Term Loan Agreement (the “Loan Agreement”) with Avenue as administrative agent and collateral agent, and the lenders named therein and from time to time a party thereto (the “Lenders”). Pursuant to the terms of the Loan Agreement, Strongbridge U.S. Inc. (the “Borrower”) borrowed $10.0 million (the “Initial Loan”) from the Lenders at closing.

We may borrow up to two additional tranches of $10.0 million under the Loan Agreement. The first $10 million tranche is available to us now and we expect to draw down this amount before December 31, 2020. The second $10 million tranche is available between October 1, 2021 and March 31, 2022 if we achieve FDA approval of RECORLEV and subject to Avenue’s investment committee approval. See Note 6, "Long-term debt" to our consolidated financial statements for additional information regarding the Loan Agreement.

We believe that our cash and cash equivalents of $81.8 million at September 30, 2020 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these unaudited consolidated financial statements.

Cash used to fund operating expenses is affected by the timing of when we make payments to our vendors, as reflected in the change in our outstanding accounts payable and accrued expenses set forth in the consolidated financial statements, included in this Quarterly Report.

Our future funding requirements will depend on many factors, including the following:

●	the amount of revenue that we receive from sales of Keveyis;
●	the cost and timing of establishing sales, marketing, distribution and administrative capabilities;
●	the scope, rate of progress, results and cost of our clinical trials testing and other related activities for Recorlev and veldoreotide and our ability to prepare and file our Recorlev NDA submissions on a timely basis and receive approval;
●	the number and characteristics of product candidates that we pursue, including any additional product candidates we may in-license or acquire;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the cost, timing and outcomes of regulatory approvals, including product labeling;
●	adequate reimbursement from payors for Keveyis and Recorlev (if approved) on a timely basis;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any required milestone and royalty payments thereunder;
●	the emergence of competing technologies and their achieving commercial success before we do or other adverse market developments; and
●	any extended impact of COVID-19.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of September 30, 2020 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In response to the COVID-19 pandemic, most of our corporate employees, including all those involved in the operation of our internal controls over financial report, have been working remotely since mid-March 2020.  Despite this change, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuously monitoring and assessing the impact of COVID-19 on our internal controls to minimize any impact it may have on their design and operating effectiveness.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBRIDGE BIOPHARMA PLC

By:	/s/ Robert Lutz
Name:	Robert Lutz
Title:	Chief Financial Officer

Date: October 29, 2020