Form 10-Q
period 2021-03-31
Strongbridge Biopharma plc
filed 2021-05-12
CIK 1634432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 10, 2021, there were 67,588,878 ordinary shares of the registrant issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRONGBRIDGE BIOPHARMA plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$73,898	$87,522
Accounts receivable	2,846	2,801
Inventory	1,007	1,103
Prepaid expenses and other current assets	1,913	926
Total current assets	79,664	92,352
Property and equipment, net	205	216
Right-of-use asset, net	544	597
Intangible asset, net	18,832	20,088
Goodwill	7,256	7,256
Other assets	1,549	591
Total assets	$108,050	$121,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,738	$1,483
Accrued and other current liabilities	16,238	19,648
Total current liabilities	21,976	21,131
Long-term debt, net	17,399	17,114
Warrant liability	5,715	4,941
Supply agreement liability, noncurrent	6,471	11,556
Other long-term liabilities	642	753
Total liabilities	52,203	55,495
Commitments and contingencies (Note 8)
Shareholders’ equity:
Deferred shares, $1.098 par value, 40,000 shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020	44	44
Ordinary shares, $0.01 par value, 600,000,000 shares authorized; 67,545,369 and 67,243,772 shares issued and outstanding at March 31, 2021 and December 31, 2020	675	672
Additional paid-in capital	372,500	370,447
Accumulated deficit	(317,372)	(305,558)
Total shareholders’ equity	55,847	65,605
Total liabilities and shareholders’ equity	$108,050	$121,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Total revenues	$8,382	$6,674

Cost and expenses:
Cost of sales (excluding amortization of intangible asset)	411	969
Selling, general and administrative	10,946	10,403
Research and development	5,839	7,552
Amortization of intangible asset	1,256	1,256
Total cost and expenses	18,452	20,180
Operating loss	(10,070)	(13,506)
Other (expense) income, net:
Interest expense	(782)	—
Unrealized (loss) gain on fair value of warrants	(774)	580
Other (expense) income, net	(188)	228
Total other (expense) income, net	(1,744)	808
Loss before income taxes	(11,814)	(12,698)
Income tax benefit (expense)	—	—
Net loss	(11,814)	(12,698)
Other comprehensive loss:
Unrealized gain on marketable securities	—	3
Comprehensive loss	$(11,814)	$(12,695)

Net loss attributable to ordinary shareholders:
Basic	$(11,814)	$(12,698)
Diluted	$(11,814)	$(13,278)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.18)	$(0.23)
Diluted	$(0.18)	$(0.24)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders:
Basic	67,375,383	54,231,024
Diluted	67,375,383	54,444,681

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statement of Shareholders’ Equity

(In thousands, except share amounts)

(unaudited)

					Additional		Accumulated Other	Total
	Deferred Shares		Ordinary Shares		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance—December 31, 2019	40,000	$44	54,205,852	$542	$332,085	$(260,483)	3	$72,191
Net loss	—	—	—	—	—	(12,698)	—	(12,698)
Stock-based compensation	—	—	—	—	1,751	—	—	1,751
Ordinary shares issued, net of shares withheld for employee taxes	—	—	41,649	*	(68)	—	—	(68)
Unrealized gain on marketable securities	—	—	—	—	—	—	3	3
Balance—March 31, 2020	40,000	$44	54,247,501	$542	$333,768	$(273,181)	6	$61,179

Balance—December 31, 2020	40,000	44	67,243,772	672	370,447	(305,558)	—	65,605
Net loss	—	—	—	—	—	(11,814)	—	(11,814)
Stock-based compensation	—	—	—	—	2,277	—	—	2,277
Common stock issued, net of shares withheld for employee taxes	—	—	242,129	3	(400)	—	—	(397)
Exercise of stock options	—	—	48,157	*	138	—	—	138
Issuance of shares, net of expenses	—	—	11,311	*	38	—	—	38
Balance—March 31, 2021	40,000	$44	67,545,369	$675	$372,500	$(317,372)	—	$55,847

* Represents an amount less than $1.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,814)	$(12,698)
Adjustments to reconcile net loss income to net cash used in operating activities:
Stock-based compensation	2,277	1,751
Amortization of intangible asset	1,256	1,256
Change in fair value of warrant liability	774	(580)
Amortization of debt discounts and debt issuance costs	285	—
Accretion of discounts on marketable securities	—	(48)
Depreciation	21	21
Changes in operating assets and liabilities:
Accounts receivable	(45)	(401)
Inventory	(865)	101
Prepaid expenses and other current assets	(987)	79
Other assets	55	266
Accounts payable	4,256	1,954
Accrued and other liabilities	(8,606)	(6,941)
Net cash used in operating activities	(13,393)	(15,240)
Cash flows from investing activities:
Sales and maturities of marketable securities	—	14,830
Purchases of property and equipment	(10)	—
Net cash (used in) provided by investing activities	(10)	14,830
Cash flows from financing activities:
Payments related to tax withholding for net-share settled equity awards	(397)	(68)
Proceeds from exercise of stock options	138	—
Proceed from issuance of ordinary shares in connection with at-the-market offering, net	38	—
Net cash used in financing activities	(221)	(68)
Net decrease in cash and cash equivalents	(13,624)	(478)
Cash and cash equivalents—beginning of period	87,522	57,032
Cash and cash equivalents—end of period	$73,898	$56,554
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$499	$—
Income taxes other, net of refunds	$1,301	$—
Supplemental non-cash financing activities:
Changes in unrealized gain on marketable securities	$—	$3

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

We have two clinical-stage product candidates for rare endocrine diseases, Recorlev and veldoreotide. Recorlev (levoketoconazole), the pure 2S,4R enantiomer of the enantiomeric pair comprising ketoconazole, is a next-generation steroidogenesis inhibitor being investigated as a chronic therapy for adults with endogenous Cushing’s syndrome. Veldoreotide is a next-generation somatostatin analog being investigated for potential applications in conditions amenable to somatostatin receptor activation. Both levoketoconazole and veldoreotide have received orphan designation from the FDA and the European Medicines Agency (“EMA”)

Liquidity

We believe that our cash and cash equivalents of $73.9 million at March 31, 2021, will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these unaudited consolidated financial statements.

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

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited consolidated financial statements should be read in conjunction with the accounting policies and notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on March 3, 2021 (the “2020 Annual Report”). Our significant accounting policies are described in Note 2 of the notes to the audited consolidated financial statements included in our 2020 Annual Report. Since the date of those financial statements, there have been no changes to our significant accounting policies.

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

We occasionally invest our excess cash balances in marketable debt securities of highly rated financial institutions. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. We classify marketable debt securities as available-for-sale and, accordingly, record such securities at fair value. We classify these securities as current assets as these investments are available to us for use in funding current operations. There were no marketable securities as of March 31, 2021 nor December 31, 2020.

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

Net loss per share

Basic net loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss attributable to shareholders by the weighted-average number of ordinary shares outstanding for the period, including any dilutive effect from outstanding stock options or other equity-based instruments. Shares used in the diluted net loss per share calculations exclude anti-dilutive ordinary share equivalents, which currently consist of outstanding stock options, unvested restricted stock units (“RSUs”), equity-classified warrants and the conversion feature in our outstanding term loan agreement.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods ending March 31, 2021 and 2020, as they would be anti-dilutive:

	March 31,
	2021	2020
Warrants	7,368,033	1,803,253
Stock options issued and outstanding	8,686,074	10,334,368
Unvested RSUs	3,043,175	925,800
Conversion feature of our outstanding term loan agreement	1,339,285	—

Due to the gain on the revaluation of warrants for the three months ended March 31, 2020, our warrants that we issued in connection with our private equity placement, were included in the dilutive calculation, therefore excluded from the table above.

Recent accounting pronouncements – not yet adopted

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

Government Rebates: We are subject to discount obligations under state Medicaid programs and Medicare. We estimate our Medicaid and Medicare rebates for the estimated patient mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses on the consolidated balance sheet. For Medicaid, accruals are based on estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. Manufacturers of pharmaceutical products are responsible for 70% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this Medicare coverage gap responsibility, we estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for Keveyis transactions that have been recognized as revenue but remain in the Customer’s inventory at the end of each reporting period.

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

We did not have any transfers between the different levels.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	As of March 31, 2021
	Level I	Level II	Level III	Total
Cash equivalents	73,864	—	—	73,864
Total assets	$73,864	$—	$—	$73,864
Warrant liability	—	—	5,715	5,715
Total liabilities	$—	$—	$5,715	$5,715

	As of December 31, 2020
	Level I	Level II	Level III	Total
Cash equivalents	86,775	—	—	86,775
Total assets	$86,775	$—	$—	$86,775
Warrant liability	—	—	4,941	4,941
Total liabilities	$—	$—	$4,941	$4,941

The following table presents a reconciliation of our level 3 warrant liability (in thousands):

As of March 31, 2021
Balance as of December 31, 2020	$4,941
Unrealized loss on fair value of warrants for three months ended March 31, 2021	774
Balance as of March 31, 20201	$5,715

5. Intangible asset and goodwill

The following represents the balance of our intangible asset and goodwill as follows (in thousands):

	As of March 31, 2021
	Beginning of Period	Amortization	End of Period
Keveyis	$20,088	$(1,256)	$18,832
Goodwill	7,256	—	7,256
Total	$27,344	$(1,256)	$26,088

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

We recorded amortization expense of $1.3 million for the three months ended March 31, 2021 and 2020.

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

The Loan Agreement has a four-year term, no minimum revenue or cash balance financial covenants and an interest-only period for 24 months that can increase to 36 months assuming we receive FDA approval of Recorlev. Amounts borrowed under the Loan Agreement accrue interest at a floating rate per annum (based on a year of 365 days) equal to the sum of (a) the greater of (x) the Prime Rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, and (y) 3.25%, plus (b) 6.75%. The interest rate as of March 31, 2021 was 10%.

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

Avenue has the right to convert up to $3 million of the aggregate principal amount of any loans outstanding under the Loan Agreement into ordinary shares at a price per share of $2.24. We have accounted for this term as a beneficial conversion feature, and the fair value is recorded in Additional paid-in capital. This amount is recorded as a debt discount and classified as a contra-liability on the consolidated balance sheet and amortized to interest expense over the term of the loan.

In connection with the execution of both the Loan Agreement and the Second Loan, we issued to Avenue warrants to purchase up to an aggregate of 267,390 ordinary shares at an exercise price (the “Exercise Price”) of $1.87 (which is equal to the five-day volume weighted average price as of the trading day immediately prior to execution of the financing agreement) for each of the tranches of debt, respectively. The warrants are exercisable, in full or in part, at any time prior to five years following the issue date for both tranches of the loan. We have accounted for these warrants as equity, and the fair value is recorded into Additional paid-in capital. This amount is recorded as a debt discount and classified as a contra-liability on the consolidated balance sheet and amortized to interest expense over the term of the loan. If we borrow the Third Loan, we will be required to issue to the Lenders or their designees additional warrants to purchase ordinary shares equal to an aggregate of 5% of the Third Loan divided by the Exercise Price, rounded down to the nearest whole share.

Future principal payments due under the Loan Agreement, if the interest payment only period is not extended beyond the current 24-month period, are as follows (in thousands):

Principal
Payments

2021	$—
2022	5,833
2023	10,000
2024	4,167
Total future payments	$20,000

7. Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Supply agreement - current portion	$5,085	$4,391
Consulting and professional fees	4,155	2,754
Accrued sales allowances	4,190	4,312
Employee compensation	1,572	5,749
Accrued royalties	499	301
Lease liability - current portion	426	415
Severance	211	493
Other	92	72
Accrued taxes	8	1,161
Total accrued and other current liabilities	$16,238	$19,648

8. Commitments and contingencies

(a) Commitments to Taro Pharmaceuticals Industries Ltd.

As of March 31, 2021, our remaining obligation under the Supply Agreement (see note 5) was $14.1 million. The agreement with Taro may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf. We are also required to reimburse Taro for its royalty obligation resulting from its sale of Keveyis to us.

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

We did not incur income any tax expense for the three months ended March 31, 2021 and 2020.

10. Ordinary Shares

Equity transactions

We entered into an equity distribution agreement with JMP Securities LLC (“JMP”) on April 28, 2017, pursuant to which we could sell, at our option, from time to time, up to an aggregate of $40 million of our ordinary shares through JMP, as sales agent. The agreement provided for a commission to JMP equal to 3% of the gross proceeds from the sale of our ordinary shares under this at-the-market (“ATM”) facility. Pursuant to the terms of the equity distribution agreement, we reimbursed JMP for certain out-of-pocket expenses, including the fees and disbursements of counsel to JMP, incurred in connection with establishing the ATM facility and provided JMP with customary indemnification rights. During the three months ended March 31, 2021, we sold an aggregate of 11,311 ordinary shares under the ATM facility at an average selling price of $3.36 per share, resulting in net proceeds of approximately $38,000 after payment of fees to JMP of $1,100. This equity distribution agreement was terminated on March 24, 2021.

We entered into an equity distribution agreement with Jefferies LLC (“Jefferies”) on March 25, 2021, pursuant to which we may sell, at our option, from time to time, up to an aggregate of $50 million of our ordinary shares through Jefferies, as sales agent. We will pay Jefferies a commission equal to 3% of the gross proceeds from the sale of our ordinary shares under ATM facility. Pursuant to the terms of the equity distribution agreement, we reimbursed Jefferies for certain out-of-pocket expenses, including the fees and disbursements of counsel to Jefferies, incurred in connection with establishing the ATM facility and have provided Jefferies with customary indemnification rights. During the three months ended March 31, 2021, we did not sell any shares under this agreement.

Warrants

Our outstanding warrants as of March 31, 2021 are as follows:

						Warrants
						Outstanding
		Exercise	Expiration	Warrants	Warrants	March 31,
	Classification	Price	Date	Issued	Exercised	2021
Warrants in connection with private equity placement	Liability	$2.50	6/28/2022	7,000,000	(1,970,000)	5,030,000
Warrants in connection with Horizon and Oxford loan agreement	Equity	$2.45	12/28/2026	428,571	(267,857)	160,714
Warrants in connection with CRG loan agreement	Equity	$7.37	7/14/2024	394,289	—	394,289
Warrants in connection with CRG loan amendment in January 2018	Equity	$10.00	1/16/2025	1,248,250	—	1,248,250
Warrants in connection with Avenue Capital loan agreement	Equity	$1.87	5/19/2025	267,390	—	267,390
Warrants in connection with Avenue Capital loan agreement	Equity	$1.87	12/30/2025	267,390	—	267,390
				9,605,890		7,368,033

11. Stock-based compensation

Our board of directors has adopted the 2017 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards to new employees. The purpose of the Inducement Plan is to attract valued employees by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our ordinary shares by such employees. The Inducement Plan became effective on February 23, 2017. As of March 31, 2021, 1,349,603 shares are available for issuance pursuant to the Inducement Plan.

Our board of directors has adopted, and our shareholders have approved, the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options to our employees and any parent or subsidiary corporation’s employees, and for the grant of nonstatutory stock options, stock awards, and RSUs to our employees, directors and consultants and our parent or subsidiary corporations’ employees and consultants. The 2015 Plan became effective on September 3, 2015. As of March 31, 2021, 2,056,084 shares are available for issuance pursuant to the 2015 Plan.

Our board of directors has adopted, and our shareholders have approved, the Non-Employee Director Equity Compensation Plan (the “Non-Employee Director Plan”). The Non-Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and RSUs to our non-employee directors. The Non-Employee Director Plan became effective on September 3, 2015. As of March 31, 2021, 407,247 shares are available for issuance pursuant to the Non-Employee Director Plan.

A summary of our outstanding stock options as of March 31, 2021 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding—January 1, 2021	8,989,306	$4.81	6.58	$350
Granted	91,300	$3.20
Exercised	(48,157)
Forfeited, cancelled and expired	(346,375)	$3.96
Outstanding—March 31, 2021	8,686,074	$4.83	7.10	$577
Vested and exercisable—March 31, 2021	5,602,713	$5.49	6.56	$191

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $2.46 and $2.01, respectively.

Restricted stock units

We grant RSUs to employees and to members of our board of directors. RSUs that are granted to employees vest two years from the date of issuance, provided that the employee is employed by us on such vesting date. RSUs that are granted to directors, vest on the one-year anniversary of the grant date, provided that the director continues to serve as a member of the board of directors continuously from the grant date through such one-year anniversary. All RSUs will fully vest upon a change of control of our company. If and when the RSUs vest, we will issue one ordinary share for each whole RSU that has vested, subject to satisfaction of the employee’s or director’s tax withholding obligations. The RSUs will cease to be outstanding upon the issuance of ordinary shares upon vesting. We recorded expense related to RSUs, which is included in the stock-based compensation table below, of $1.2 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the total unrecognized compensation expense related to unvested RSUs is $6.5 million, which we expect to recognize over an estimated weighted-average period of 1.41 years.

A summary of our unvested RSUs as of March 31, 2021 is as follows:

Number of
Shares
Outstanding—January 1, 2021	1,350,300
Granted	2,204,525
Forfeited	(156,500)
Vested	(355,150)
Unvested—March 31, 2021	3,043,175

Stock-based compensation expense

We recognized stock-based compensation expense for employees and directors for stock options and RSUs as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Selling, general and administrative	$1,719	$1,270
Research and development	558	481
Total stock-based compensation	$2,277	$1,751

As of March 31, 2021, the total unrecognized compensation expense related to unvested stock options is $5.6 million, which we expect to recognize over an estimated weighted-average period of 2.04 years.

In determining the estimated fair value of our service-based awards, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment. The fair value of our service-based awards that were granted during the three months period ending March 31, 2021 and 2020 was estimated with the following assumptions:

	Three Months Ended
	March 31,
	2021	2020
Expected term (in years)	6.25	6.07
Risk-free interest rate	.61%-.80%	1.47%-1.48%
Expected volatility	82.21%	78.15%-78.21%
Dividend rate	—%	—%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on 10-Q (this “Quarterly Report”) and the audited financial statements and related notes for the year ended December 31, 2020 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 3, 2021. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “Strongbridge” refer to Strongbridge Biopharma plc.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2020 Annual Report and Part II, Item 1A of this Quarterly Report, in each case under the heading “Risk Factors.” In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report except as required by law. You should read carefully the factors described in the “Risk Factors” section of our 2020 Annual Report and this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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

Recent Developments

We have received a notice of allowance, dated April 22, 2021, from the United States Patent and Trademark Office relating to patent application 17/010,387 (entitled “Methods of Treating Disease with Levoketoconazole”).  The patent application covers a method of treating Cushing’s syndrome patients with Recorlev who also have Type 2 diabetes.  We expect the notice of allowance to result in the issuance of a U.S. patent after administrative processes are completed.

We have submitted our NDA for Recorlev with the FDA.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption in the financial markets.

While the COVID-19 pandemic did not have a material impact on our business, financial condition or results of operations for the three months ended March 31, 2021, we have experienced operational business disruptions as a result of the outbreak. For example, most of our corporate employees are currently working remotely from home, we have suspended all commercial air and train travel for business, and any other employee travel is done in accordance with state and local guidelines. In addition, our field teams have had limited access to physicians.

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

Other (Expense) Income, Net

Other (expense) income, net, consists of unrealized loss or gain on the remeasurement of the fair value of the warrant liability, interest income generated from our cash, cash equivalents and marketable securities, foreign exchange gains and losses and gains and losses on investments.

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

We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020.

The following table sets forth our results of operations for the three months ended March 30, 2021 and 2020.

	Three Months Ended
	March 31,		Change
	2021	2020	$

	(in thousands)
Revenues:
Net product sales	$8,382	$6,674	$1,708

Cost and operating expenses:
Cost of sales (excluding amortization of intangible asset)	$411	$969	$(558)
Selling, general and administrative	10,946	10,403	543
Research and development	5,839	7,552	(1,713)
Amortization of intangible asset	1,256	1,256	—
Total cost and expenses	18,452	20,180	(1,728)
Operating loss	(10,070)	(13,506)	3,436
Other (expense) income, net	(1,744)	808	(2,552)
Loss before income taxes	(11,814)	(12,698)	884
Income tax benefit (expense)	—	—	—
Net loss	$(11,814)	$(12,698)	$884

Revenues and cost of sales

Net product sales were $8.4 million for the three months ended March 31, 2021, an increase of $1.7 million compared to the three months ended March 31, 2020. Product sales from Keveyis increased primarily due to an increase in the number of patients on Keveyis and an increase in price. Cost of sales decreased due to changes in the assumptions underlying the allocation between the purchase price of our inventory and the supply agreement.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$

	(in thousands)
Compensation and other personnel costs	$5,206	$5,185	$21
Outside professional and consulting services	3,847	3,780	67
Stock-based compensation expense	1,719	1,270	449
Facility costs	174	168	6
Total selling, general and administrative expenses	$10,946	$10,403	$543

Selling, general and administrative expenses were $10.9 million for the three months ended March 31, 2021, an increase of $0.5 million compared to the three months ended March 31, 2020, primarily due to an increase in our noncash stock-based compensation expense.

Research and Development Expenses

The following table summarizes our research and development expenses during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$

	(in thousands)
Product development and supporting activities	$3,873	$5,537	$(1,664)
Compensation and other personnel costs	1,408	1,534	(126)
Stock-based compensation expense	558	481	77
Total research and development expenses	$5,839	$7,552	$(1,713)

Research and development expenses were $5.8 million for the three months ended March 31, 2021, a decrease of $1.7 million compared to the three months ended March 31, 2020. The decrease was primarily due to decreases in costs associated with our LOGICS and OPTICS trials offset by increases in regulatory costs associated with our NDA submission during the three months ended March 31, 2021.

Amortization of Intangible Asset

Amortization of intangible asset was $1.3 million for the three months ended March 31, 2021 and 2020.

Other Income (Expense), Net

The following table summarizes our other income, net, during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$

	(in thousands)
Unrealized (loss) gain on fair value of warrants	$(774)	$580	$(1,354)
Interest expense	(782)	—	(782)
Other (expense) income, net	(188)	228	(416)
Total other (expense) income, net	$(1,744)	$808	$(2,552)

Total other expense, net was $1.7 million in for the three months ended March 31, 2021 compared to other income, net of $0.8 million in 2020. This $2.6 million change was largely due to the net $1.3 million impact from the revaluation of the fair value of our warrant liability mostly due to the change in our stock price and an additional $0.8 million in interest expense on our Term Loan Agreement which we entered into in May 2020.

Income Tax

We did not incur any income tax expense for the three months ended March 31, 2021 and 2020.

Cash Flows

Comparison for the Three Months Ended March 31, 2021 and 2020:

	Three Months Ended
	March 31
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,393)	$(15,240)
Investing activities	(10)	14,830
Financing activities	(221)	(68)
Net decrease in cash and cash equivalents	$(13,624)	$(478)

Operating Activities

Net cash used in operating activities was $13.4 million for the three months ended March 31, 2021 compared to $15.2 million for the three months ended March 31, 2020. The decrease in net cash used in operating activities resulted primarily from an increase of $1.7 million in net revenues.

Investing Activities

Net cash used in investing activities was insignificant for the three months ended March 31, 2021 compared to proceeds of $14.8 million for the three months ended March 31, 2020. The decrease is due to the sale of marketable securities during 2020. We did not hold marketable securities during 2021.

Financing Activities

The increase in net cash used in financing activities was due to payments related to tax withholding of net share settled equity awards offset by stock option exercises and sales of shares under our ATM facility.

Liquidity and Capital Resources

We continuously and critically review our liquidity and anticipated capital requirements in light of our clinical trial activities and the significant uncertainty created by the COVID-19 global pandemic.

We believe that our cash and cash equivalents of $73.9 million at March 31, 2021 will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of the unaudited consolidated financial statements.

Cash used to fund operating expenses is affected by the timing of when we make payments to our vendors, as reflected in the change in our outstanding accounts payable and accrued expenses set forth in the consolidated financial statements, included in this Quarterly Report.

Our future funding requirements will depend on many factors, including the following:

●	the amount of revenue that we receive from sales of Keveyis;
●	the cost and timing of establishing sales, marketing, distribution and administrative capabilities;
●	the scope, rate of progress, results and cost of our clinical trials testing and other related activities for Recorlev and veldoreotide and our ability to obtain the necessary regulatory approval of our Recorlev NDA;

●	the number and characteristics of product candidates that we pursue, including any additional product candidates we may in-license or acquire;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the cost, timing and outcomes of regulatory approvals, including product labeling;
●	adequate reimbursement from payors for Keveyis and Recorlev (if approved) on a timely basis;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any required milestone and royalty payments thereunder;
●	the emergence of competing technologies and their achieving commercial success before we do or other adverse market developments; and
●	any extended impact of COVID-19.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. We plan to continue to fund our operations and capital funding needs through equity or debt financing along with revenues from Keveyis. There can be no assurances, however, that additional funding will be available on terms acceptable to us.

Long-term Debt

On May 19, 2020, we entered into the $30 million Loan Agreement with Avenue Venture Opportunities Fund L.P. (“Avenue”), as administrative agent and collateral agent, and the lenders named therein and from time to time a party thereto (the “Lenders”). Pursuant to the terms of the Loan Agreement, our wholly-owned subsidiary Strongbridge U.S. Inc. (the “Borrower”) borrowed $10 million (the “Initial Loan”) from the Lenders at closing.  As a result of achieving positive top-line data for Recorlev in our Phase 3 LOGICS clinical trial in September 2020, we were eligible to and did borrow an additional $10 million under the Loan Agreement (the “Second Loan”), on December 30, 2020. The remaining $10 million tranche (the “Third Loan”) will become available to us between October 1, 2021 and March 31, 2022 if we achieve FDA approval of Recorlev and subject to Avenue’s investment committee approval.

At-The-Market Facility

We entered into an equity distribution agreement with Jefferies LLC (“Jefferies”) on March 25, 2021, pursuant to which we may sell, at our option, from time to time, up to an aggregate of $50 million of our ordinary shares through Jefferies, as sales agent. We will pay Jefferies a commission equal to 3% of the gross proceeds from the sale of our ordinary shares under this at-the-market (“ATM”) facility. Pursuant to the terms of the equity distribution agreement, we reimbursed Jefferies for certain out-of-pocket expenses, including the fees and disbursements of counsel to Jefferies, incurred in connection with establishing the ATM facility and have provided Jefferies with customary indemnification rights. During the three months ended March 31, 2021, we did not sell any shares under this agreement.

Off-Balance Sheet Arrangements

We do not have variable interests in variable interest entities or any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures since December 31, 2020.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2021 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The risks described in Item 1A. Risk Factors of our 2020 Annual Report could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in our 2020 Annual Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

10.1

Open Market Sale Agreement, dated March 25, 2021, by and between Strongbridge Biopharma plc and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-254733) filed with the SEC on March 25, 2021).

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

STRONGBRIDGE BIOPHARMA PLC

By:	/s/ Richard S. Kollender
Name:	Richard S. Kollender
Title:	President & Chief Financial Officer

Date: May 12, 2021