Form 10-Q
period 2021-06-30
Strongbridge Biopharma plc
filed 2021-08-05
CIK 1634432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 2, 2021, there were 67,828,952 ordinary shares of the registrant issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRONGBRIDGE BIOPHARMA plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$63,774	$87,522
Accounts receivable	3,581	2,801
Inventory	1,101	1,103
Prepaid expenses and other current assets	1,666	926
Total current assets	70,122	92,352
Property and equipment, net	183	216
Right-of-use asset, net	489	597
Intangible asset, net	17,577	20,088
Goodwill	7,256	7,256
Other assets	1,193	591
Total assets	$96,820	$121,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$635	$1,483
Accrued and other current liabilities	22,039	19,648
Current portion of long-term debt, net	708	—
Total current liabilities	23,382	21,131
Long-term debt, net	17,002	17,114
Warrant liability	5,036	4,941
Supply agreement liability, noncurrent	6,471	11,556
Other long-term liabilities	538	753
Total liabilities	52,429	55,495
Commitments and contingencies (Note 8)
Shareholders’ equity:
Deferred shares, $1.098 par value, 40,000 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020	—	44
Ordinary shares, $0.01 par value, 600,000,000 shares authorized; 67,722,319 and 67,243,772 shares issued and outstanding at June 30, 2021 and December 31, 2020	677	672
Additional paid-in capital	374,327	370,447
Accumulated deficit	(330,613)	(305,558)
Total shareholders’ equity	44,391	65,605
Total liabilities and shareholders’ equity	$96,820	$121,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2021	2020	2021	2020

Total revenues	$10,042	$7,760	$18,424	$14,434

Cost and expenses:
Cost of sales (excluding amortization of intangible asset)	467	393	878	1,362
Selling, general and administrative	15,988	9,638	26,934	20,041
Research and development	5,397	6,152	11,235	13,704
Amortization of intangible asset	1,255	1,255	2,511	2,511
Total cost and expenses	23,107	17,438	41,558	37,618
Operating loss	(13,065)	(9,678)	(23,134)	(23,184)
Other expense, net:
Interest expense	(810)	(253)	(1,592)	(253)
Unrealized gain (loss) on fair value of warrants	680	(7,367)	(95)	(6,787)
Other (expense) income, net	(45)	26	(233)	254
Total other expense, net	(175)	(7,594)	(1,920)	(6,786)
Loss before income taxes	(13,240)	(17,272)	(25,054)	(29,970)
Income tax expense	(1)	—	(1)	—
Net loss	$(13,241)	$(17,272)	(25,055)	(29,970)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(6)	—	(3)
Comprehensive loss	$(13,241)	$(17,278)	$(25,055)	$(29,973)

Net loss attributable to ordinary shareholders:
Basic	$(13,241)	$(17,272)	$(25,055)	$(29,970)
Diluted	$(13,921)	$(17,272)	$(25,055)	$(29,970)
Net loss per share attributable to ordinary shareholders:
Basic	$(0.20)	$(0.32)	$(0.37)	$(0.55)
Diluted	$(0.21)	$(0.32)	$(0.37)	$(0.55)
Weighted-average shares used in computing net loss per share attributable to ordinary shareholders:
Basic	67,653,659	54,302,325	67,569,136	54,266,675
Diluted	67,921,260	54,302,325	67,569,136	54,266,675

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statement of Shareholders’ Equity

(In thousands, except share amounts)

(unaudited)

					Additional		Accumulated Other	Total
	Deferred Shares		Ordinary Shares		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance—March 31, 2020	40,000	$44	54,247,501	$542	$333,768	$(273,181)	6	$61,179
Net loss	—	—	—	—	—	(17,272)	—	(17,272)
Stock-based compensation	—	—	—	—	1,773	—	—	1,773
Issuance of warrants and beneficial conversion feature related to the Loan Agreement	—	—	—	—	2,457	—	—	2,457
Ordinary shares issued, net of shares withheld for employee taxes	—	—	108,456	2	(264)	—	—	(262)
Unrealized loss on marketable securities	—	—	—	—	—	—	(6)	(6)
Balance—June 30, 2020	40,000	$44	54,355,957	$544	$337,734	$(290,453)	—	$47,869

Balance—December 31, 2019	40,000	$44	54,205,852	$542	$332,085	$(260,483)	3	$72,191
Net loss	—	—	—	—	—	(29,970)	—	(29,970)
Stock-based compensation	—	—	—	—	3,524	—	—	3,524
Issuance of warrants and beneficial conversion feature related to the Loan Agreement	—	—	—	—	2,457	—	—	2,457
Ordinary shares issued, net of shares withheld for employee taxes	—	—	150,105	2	(332)	—	—	(330)
Unrealized loss on marketable securities	—	—	—	—	—	—	(3)	(3)
Balance—June 30, 2020	40,000	$44	54,355,957	$544	$337,734	$(290,453)	—	$47,869

Balance—March 31, 2021	40,000	$44	67,545,369	$675	$372,500	$(317,372)	—	$55,847
Net loss	—	—	—	—	—	(13,241)	—	(13,241)
Stock-based compensation	—	—	—	—	2,082	—	—	2,082
Ordinary shares issued, net of shares withheld for employee taxes	—	—	176,950	2	(299)	—	—	(297)
Cancellation of deferred shares	(40,000)	(44)	—	—	44	—	—	—
Balance—June 30, 2021	—	$—	67,722,319	$677	$374,327	$(330,613)	—	$44,391

Balance—December 31, 2020	40,000	$44	67,243,772	$672	$370,447	$(305,558)	—	$65,605
Net loss	—	—	—	—	—	(25,055)	—	(25,055)
Stock-based compensation	—	—	—	—	4,359	—	—	4,359
Ordinary shares issued, net of shares withheld for employee taxes	—	—	419,079	5	(699)	—	—	(694)
Exercise of stock options	—	—	48,157	*	138	—	—	138
Issuance of shares, net of expenses	—	—	11,311	*	38	—	—	38
Cancellation of deferred shares	(40,000)	(44)	—	—	44	—	—	—
Balance—June 30, 2021	—	$—	67,722,319	$677	$374,327	$(330,613)	—	$44,391

* Represents an amount less than $1.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRONGBRIDGE BIOPHARMA plc

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(25,055)	$(29,970)
Adjustments to reconcile net loss income to net cash used in operating activities:
Stock-based compensation	4,359	3,524
Amortization of intangible asset	2,511	2,511
Change in fair value of warrant liability	95	6,787
Amortization of debt discounts and debt issuance costs	596	—
Accretion of discounts on marketable securities	—	(53)
Depreciation	43	43
Changes in operating assets and liabilities:
Accounts receivable	(780)	(596)
Inventory	(601)	294
Prepaid expenses and other current assets	(740)	(757)
Other assets	109	314
Accounts payable	(848)	(1,374)
Accrued and other liabilities	(2,909)	(8,098)
Net cash used in operating activities	(23,220)	(27,375)
Cash flows from investing activities:
Sales and maturities of marketable securities	—	21,122
Purchases of property and equipment	(10)	—
Net cash (used in) provided by investing activities	(10)	21,122
Cash flows from financing activities:
Payments related to tax withholding for net-share settled equity awards	(694)	(330)
Proceeds from long-term debt, net	—	9,460
Proceeds from exercise of stock options	138	—
Proceed from issuance of ordinary shares in connection with at-the-market offering, net	38	—
Net cash (used in) provided by financing activities	(518)	9,130
Net (decrease) increase in cash and cash equivalents	(23,748)	2,877
Cash and cash equivalents—beginning of period	87,522	57,032
Cash and cash equivalents—end of period	$63,774	$59,909
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$997	$118
Income taxes other, net of refunds	$1,301	$531

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

We believe that our cash and cash equivalents of $63.8 million at June 30, 2021, will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of these unaudited consolidated financial statements.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. We plan to continue to fund our operations and capital funding needs through equity or debt financing along with revenues from Keveyis. There can be no assurances, however, that additional funding will be available on terms acceptable to us.

Transaction Agreement with Xeris Pharmaceuticals, Inc.

On May 24, 2021, we announced that we had signed an agreement to be acquired by Xeris Pharmaceuticals, Inc. (“Xeris”). Upon close of the transaction, the businesses of Xeris and Strongbridge Biopharma plc (“Strongbridge”) will be combined under a new entity to be called Xeris Biopharma Holdings, Inc The agreement, including the maximum aggregate amount payable under the contingent value rights (the “CVRs”), values Strongbridge at approximately $267 million based on the closing price of Xeris common stock of $3.47 on May 21, 2021, and Strongbridge’s fully diluted share capital.

Under the terms of the agreement, at closing, Strongbridge shareholders will receive a fixed exchange ratio of 0.7840 shares of Xeris Biopharma Holdings common stock for each Strongbridge ordinary share they own. Based on the closing price of Xeris common stock on May 21, 2021, this represents approximately $2.72 per Strongbridge ordinary share and a 12.9% premium to the closing price of Strongbridge ordinary shares on May 21, 2021. Strongbridge shareholders will also receive 1 non-tradeable CVR for each Strongbridge ordinary share they own, worth up to an additional $1.00 payable in cash or Xeris Biopharma Holdings common stock, or a combination of cash and additional Xeris Biopharma Holdings common stock (at Xeris Biopharma Holdings’ sole election) upon achievement of the following milestones: (i) $0.25 per CVR upon the first listing of at least one issued patent for Keveyis in the U.S. Food and Drug Administration’s Orange Book by the end of 2023 or the first achievement of at least $40 million in Keveyis annual net sales in 2023, (ii) $0.25 per CVR upon the first achievement of at least $40 million in Recorlev annual net sales in 2023, and (iii) $0.50 per CVR upon the first achievement of at least $80 million in Recorlev annual net sales in 2024. The minimum payment on the CVR per Strongbridge ordinary share is zero and the maximum payment is $1.00 in cash or Xeris Biopharma Holdings common stock, or a combination of cash and additional Xeris Biopharma Holdings common stock at Xeris Biopharma Holdings’ sole election. The transaction is expected to close early in the fourth quarter of 2021, subject to the satisfaction of closing conditions.

The transaction, which has been unanimously approved by the boards of directors of both companies is expected to close early in the fourth quarter of 2021, subject to the satisfaction of closing conditions. Upon close of the transaction, the current Xeris stockholders are expected to own approximately 60% of the combined company, while current Strongbridge shareholders are expected to own approximately 40%.

On July 2, 2021, Xeris Biopharma Holdings filed with the SEC a registration statement on Form S-4, to register the Xeris Biopharma Holdings common stock to be issued in connection with the transaction, which also constitutes the joint proxy statement of Strongbridge and Xeris under Section 14(a) of the Securities Exchange Act of 1934. Upon the effectiveness of the Form S-4, we intend to solicit shareholders for their approval of the merger with Xeris.

In connection with this transaction, we have incurred, and will continue to incur, transaction-related costs. A portion of those costs are contingent on the transaction closing, such as investment banking fees, and employee related costs. For the six months ended June 30, 2021, we have incurred $5.8 million of expenses, which are recorded in our selling, general and administrative expense within the Consolidated Statements of Operations and Comprehensive Loss.

In addition, all of our outstanding restricted stock units will vest immediately prior to the closing of this transaction, and all of our outstanding stock options will vest immediately prior to the closing of this transaction and be converted into options to purchase Xeris Biopharma Holdings common stock.

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

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

We occasionally invest our excess cash balances in marketable debt securities of highly rated financial institutions. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. We classify marketable debt securities as available-for-sale and, accordingly, record such securities at fair value. We classify these securities as current assets as these investments are available to us for use in funding current operations. There were no marketable securities as of June 30, 2021 or December 31, 2020.

Unrealized gains and losses on marketable debt securities are recorded as a separate component of Accumulated other comprehensive income (loss) included in shareholders’ equity.

Segment information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. We view our operations and manage our business in one operating segment.

Net loss per share

Basic net loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss attributable to shareholders by the weighted-average number of ordinary shares outstanding for the period, including any dilutive effect from outstanding stock options or other equity-based instruments. Shares used in the diluted net loss per share calculations exclude anti-dilutive ordinary share equivalents, which currently consist of outstanding stock options, unvested restricted stock units (“RSUs”), equity-classified warrants and the conversion feature of our outstanding term loan agreement.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the six months ending June 30, 2021 and 2020, as they would be anti-dilutive:

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the six months ending June 30, 2021 and 2020, as they would be anti-dilutive:

	June 30,
	2021	2020
Warrants	7,368,033	7,100,643
Stock options issued and outstanding	8,260,473	10,499,222
Unvested RSUs	2,800,425	1,090,300
Conversion feature of our outstanding term loan agreement	1,339,285	1,339,285

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

We did not have any transfers between the different levels.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis for the periods presented (in thousands):

	As of June 30, 2021
	Level I	Level II	Level III	Total
Cash equivalents	62,668	—	—	62,668
Total assets	$62,668	$—	$—	$62,668
Warrant liability	—	—	5,036	5,036
Total liabilities	$—	$—	$5,036	$5,036

	As of December 31, 2020
	Level I	Level II	Level III	Total
Cash equivalents	86,775	—	—	86,775
Total assets	$86,775	$—	$—	$86,775
Warrant liability	—	—	4,941	4,941
Total liabilities	$—	$—	$4,941	$4,941

The following table presents a reconciliation of our level 3 warrant liability (in thousands):

As of June 30, 2021
Balance as of December 31, 2020	$4,941
Unrealized loss on fair value of warrants for six months ended June 30, 2021	95
Balance as of June 30,2021	$5,036

5. Intangible asset and goodwill

The following represents the balance of our intangible asset and goodwill as follows (in thousands):

	As of June 30, 2021
	Beginning of Period	Amortization	End of Period
Keveyis	$20,088	$(2,511)	$17,577
Goodwill	7,256	—	7,256
Total	$27,344	$(2,511)	$24,833

Our finite-lived intangible asset consists of acquired developed product rights obtained from our acquisition of Keveyis (dichlorphenamide) from a subsidiary of Taro Pharmaceutical Industries Ltd. (“Taro”).

Pursuant to the terms of the Asset Purchase Agreement and Supply Agreement that we entered into with Taro in December 2016, we paid Taro an upfront payment in two installments of $1 million in December 2016 and $7.5 million in March 2017, and will pay an aggregate of $7.5 million in potential milestone payments upon the achievement of certain product sales targets.  Taro has agreed to continue to manufacture Keveyis for us under an exclusive supply agreement through the orphan exclusivity period. We are obligated to purchase from Taro certain annual minimum amounts of product totaling approximately $29 million over a six-year period. We have concluded that the supply price payable by us exceeds fair value and, therefore, have used a discounted cash flow method with a probability assumption to value the payments in excess of fair value at $29.3 million, for which we have recorded an intangible asset and corresponding liability. This liability is being reduced as we purchase inventory over the term of the Supply Agreement that we entered into with Taro.  In addition, we incurred transaction costs of $2.4 million. The transaction resulted in the recording of an intangible asset of $40.2 million. This asset is being amortized over an eight-year period using the straight-line method.

We recorded amortization expense of $1.3 million and $2.5 million for the three and six months ended June 30, 2021, and 2020.

6. Long-term debt

On May 19, 2020, we entered into a $30 million Term Loan Agreement (the “Loan Agreement”) with Avenue Venture Opportunities Fund L.P. (“Avenue”), as administrative agent and collateral agent, and the lenders named therein and from time to time a party thereto (the “Lenders”). Pursuant to the terms of the Loan Agreement, our wholly-owned subsidiary, Strongbridge U.S. Inc. (the “Borrower”) borrowed $10 million (the “Initial Loan”) from the Lenders at closing.  As a result of achieving positive top-line data for Recorlev in our Phase 3 LOGICS clinical trial in September 2020, we borrowed an additional $10 million under the Loan Agreement (the “Second Loan”) on December 30, 2020. The remaining $10 million tranche (the “Third Loan”) will become available to us between October 1, 2021 and March 31, 2022 if we achieve FDA approval of Recorlev and subject to Avenue’s investment committee approval.

The Loan Agreement has a four-year term, no minimum revenue or cash balance financial covenants and an interest-only period for 24 months that can increase to 36 months assuming we receive FDA approval of Recorlev. Amounts borrowed under the Loan Agreement accrue interest at a floating rate per annum (based on a year of 365 days) equal to the sum of (a) the greater of (x) the Prime Rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, and (y) 3.25%, plus (b) 6.75%. The interest rate as of June 30, 2021 was 10%.

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

Loan Amendment

On July 23, 2021, Strongbridge, the Borrower and Avenue entered into an amendment (the “Loan Amendment”) to the Loan Agreement.

Under the Term Loan Agreement, Strongbridge granted to Avenue an option to convert up to $3 million of the aggregate principal amount of any loans outstanding under the Loan Agreement into Strongbridge ordinary shares (the “Conversion Option”). The Loan Amendment amends the Conversion Option such that $10 million of the aggregate principal amount of any loans outstanding under the Loan Agreement will automatically convert into Strongbridge ordinary shares immediately prior to the completion of the acquisition of Strongbridge by Xeris Pharmaceuticals, Inc. The conversion price remains unchanged at $2.24 per share.

Future principal payments due under the Loan Agreement, if the interest payment only period is not extended beyond the current 24-month period, are as follows (in thousands):

Principal
Payments

2021	$—
2022	5,833
2023	10,000
2024	4,167
Total future payments	$20,000

7. Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Consulting and professional fees	$7,311	$2,754
Accrued sales allowances	5,588	4,312
Supply agreement - current portion	5,085	4,391
Employee compensation	2,972	5,749
Accrued royalties	499	301
Lease liability - current portion	437	415
Other	139	72
Accrued taxes	8	1,161
Severance	—	493
Total accrued and other current liabilities	$22,039	$19,648

8. Commitments and contingencies

(a) Commitments to Taro Pharmaceuticals Industries Ltd.

As of June 30, 2021, our remaining obligation under the Supply Agreement (see Note 5) was $14.1 million. The agreement with Taro may extend beyond the orphan exclusivity period unless terminated by either party pursuant to the terms of the agreement. If terminated by Taro at the conclusion of the orphan exclusivity period, we have the right to manufacture the product on our own or have the product manufactured by a third party on our behalf. We are also required to reimburse Taro for its royalty obligation resulting from its sale of Keveyis to us.

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

We recorded income tax expense of $1,000 for the three and six months ended June 30, 2021 and did not record an expense for the three and six months ended June 30, 2020.

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

We entered into an equity distribution agreement with Jefferies LLC (“Jefferies”) on March 25, 2021, pursuant to which we may sell, at our option, from time to time, up to an aggregate of $50 million of our ordinary shares through Jefferies, as sales agent. We will pay Jefferies a commission equal to 3% of the gross proceeds from the sale of our ordinary shares under the ATM facility. Pursuant to the terms of the equity distribution agreement, we reimbursed Jefferies for certain out-of-pocket expenses, including the fees and disbursements of counsel to Jefferies, incurred in connection with establishing the ATM facility and have provided Jefferies with customary indemnification rights. For the period ended June 30, 2021, we did not sell any shares under this agreement.

Warrants

Our outstanding warrants as of June 30, 2021, are as follows:

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

11. Stock-based compensation

Our board of directors has adopted the 2017 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards to new employees. The purpose of the Inducement Plan is to attract valued employees by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our ordinary shares by such employees. The Inducement Plan became effective on February 23, 2017. As of June 30, 2021, 1,297,353 shares are available for issuance pursuant to the Inducement Plan.

Our board of directors has adopted, and our shareholders have approved, the 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options to our employees and any parent or subsidiary corporation’s employees, and for the grant of nonstatutory stock options, stock awards, and RSUs to our employees, directors and consultants and our parent or subsidiary corporations’ employees and consultants. The 2015 Plan became effective on September 3, 2015. As of June 30, 2021, 2,531,458 shares are available for issuance pursuant to the 2015 Plan.

Our board of directors has adopted, and our shareholders have approved, the Non-Employee Director Equity Compensation Plan (the “Non-Employee Director Plan”). The Non-Employee Director Plan provides for the grant of nonstatutory stock options, stock awards, and RSUs to our non-employee directors. The Non-Employee Director Plan became effective on September 3, 2015. As of June 30, 2021, 207,247 shares are available for issuance pursuant to the Non-Employee Director Plan.

A summary of our outstanding stock options as of June 30, 2021, is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding—January 1, 2021	8,989,306	$4.81	6.58	$350
Granted	168,300	$2.90
Exercised	(48,157)
Forfeited, cancelled and expired	(848,976)	$4.31
Outstanding—June 30, 2021	8,260,473	$4.82	7.03	$847
Vested and exercisable—June 30, 2021	5,472,762	$5.50	6.40	$358

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $2.16 and $2.00, respectively.

Restricted stock units

We grant RSUs to employees and to members of our board of directors. RSUs that are granted to employees vest one, two or three years from the date of issuance, provided that the employee is employed by us on such vesting date. RSUs that are granted to directors’ vest on the one-year anniversary of the grant date, provided that the director continues to serve as a member of the board of directors continuously from the grant date through such one-year anniversary. All RSUs will fully vest upon a change of control of our company. If and when the RSUs vest, we will issue one ordinary share for each whole RSU that has vested, subject to satisfaction of the employee’s or director’s tax withholding obligations. The RSUs will cease to be outstanding upon the issuance of ordinary shares upon vesting. We recorded expense related to RSUs, which is included in the stock-based compensation table below, of $2.8 million and $1 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the total unrecognized compensation expense related to unvested RSUs is $5.8 million, which we expect to recognize over an estimated weighted-average period of 1.37 years.

A summary of our unvested RSUs as of June 30, 2021 is as follows:

Number of
Shares
Outstanding—January 1, 2021	1,350,300
Granted	2,404,525
Forfeited	(176,750)
Vested	(777,650)
Unvested—June 30, 2021	2,800,425

Stock-based compensation expense

We recognized stock-based compensation expense for employees and directors for stock options and RSUs as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Selling, general and administrative	$1,586	$1,280	$3,305	$2,550
Research and development	496	493	1,054	974
Total stock-based compensation	$2,082	$1,773	$4,359	$3,524

As of June 30, 2021, the total unrecognized compensation expense related to unvested stock options is $5.3 million, which we expect to recognize over an estimated weighted-average period of 1.94 years.

In determining the estimated fair value of our service-based awards, we use the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment. The fair value of our service-based awards that were granted during the six months period ending June 30, 2021 and 2020 was estimated with the following assumptions:

	Six Months Ended
	June 30,
	2021	2020
Expected term (in years)	6.25	6.08
Risk-free interest rate	0.59%-1.06%	0.45%-1.48%
Expected volatility	80.87%-82.21%	78.15%-80.74%
Dividend rate	—%	—%

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, prospective products, size of market or patient population, plans, objectives of management, expected market growth and the anticipated effects of the coronavirus (COVID-19) pandemic (and any COVID-19 variants) on our business, operating results and financial condition are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Recent Developments

Transaction Agreement with Xeris Pharmaceuticals, Inc.

On May 24, 2021, we announced that we had signed an agreement to be acquired by Xeris. Upon close of the transaction, the businesses of Xeris and Strongbridge will be combined under a new entity to be called Xeris Biopharma Holdings, Inc. The agreement, including the maximum aggregate amount payable under the CVRs, values Strongbridge at approximately $267 million based on the closing price of Xeris common stock of $3.47 on May 21, 2021, and Strongbridge’s fully diluted share capital.

Under the terms of the agreement, at closing, Strongbridge shareholders will receive a fixed exchange ratio of 0.7840 shares of Xeris Biopharma Holdings common stock for each Strongbridge ordinary share they own. Based on the closing price of Xeris common stock on May 21, 2021, this represents approximately $2.72 per Strongbridge ordinary share and a 12.9% premium to the closing price of Strongbridge ordinary shares on May 21, 2021. Strongbridge shareholders will also receive 1 non-tradeable CVR for each Strongbridge ordinary share they own, worth up to an additional $1.00 payable in cash or Xeris Biopharma Holdings common stock, or a combination of cash and additional Xeris Biopharma Holdings common stock (at Xeris Biopharma Holdings’ sole election) upon achievement of the following milestones: (i) $0.25 per CVR upon the first listing of at least one issued patent for Keveyis in the U.S. Food & Drug Administration’s Orange Book by the end of 2023 or the first achievement of at least $40 million in Keveyis annual net sales in 2023, (ii) $0.25 per CVR upon the first achievement of at least $40 million in Recorlev annual net sales in 2023, and (iii) $0.50 per CVR upon the first achievement of at least $80 million in Recorlev annual net sales in 2024. The minimum payment on the CVR per Strongbridge ordinary share is zero and the maximum payment is $1.00 in cash or Xeris Biopharma Holdings common stock, or a combination of cash and additional Xeris Biopharma Holdings common stock at Xeris Biopharma Holdings’ sole election. The transaction is expected to close early in the fourth quarter of 2021, subject to the satisfaction of closing conditions.

In connection with this transaction, we have incurred, and will continue to incur, transaction-related costs. For the six months ended June 30, 2021, we have incurred $5.8 million of expenses, which are recorded in our selling, general and administrative expense within the Consolidated Statements of Operations and Comprehensive Loss. In addition, all of our outstanding restricted stock units will vest immediately prior to the closing of this transaction, and all of our outstanding stock options will vest immediately prior to the closing of this transaction and be converted into options to purchase Xeris Biopharma Holdings common stock.

Intellectual Property and Regulatory Developments

On June 3, 2021, The United States Patent and Trademark Office (USPTO) has issued to Strongbridge for Recorlev U.S. Patent No. 11,020,393 entitled, “Methods of Treating Disease with Levoketoconazole” which covers a method of treating Cushing’s syndrome patients with RECORLEV® (levoketoconazole) who also take metformin for Type 2 diabetes. The term of the U.S. patent will expire on March 2, 2040.

On May 12, 2021, we received the official Day 74 letter from the FDA for Recorlev. Within the Day 74 letter, the FDA set a Prescription Drug User Fee Act (PDUFA) target action date of January 1, 2022, which reflects a projected 10-month standard review period.

Loan Amendment

On July 23, 2021, Strongbridge , its subsidiary, Strongbridge U.S. Inc., and Avenue Venture Opportunities Fund, L.P. (“Avenue”) entered into an amendment (the “Loan Amendment”) to the Term Loan Agreement, dated May 19, 2020 (the “Loan Agreement”), among Strongbridge, certain of its subsidiaries and Avenue.

Under the Loan Agreement, Strongbridge granted to Avenue an option to convert up to $3 million of the aggregate principal amount of any loans outstanding under the Loan Agreement into Strongbridge ordinary shares (the “Conversion Option”). The Loan Amendment amends the Conversion Option such that $10 million of the aggregate principal amount of any loans outstanding under the Loan Agreement will automatically convert into Strongbridge ordinary shares immediately prior to the completion of the acquisition of Strongbridge by Xeris Pharmaceuticals, Inc. The conversion price remains unchanged at $2.24 per share.

COVID-19 (and related variants)

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in the financial markets. Although we are seeing the number of COVID-19 cases decline in certain regions, other regions are experiencing a resurgence of COVID-19 cases. In addition, the emergence of COVID-19 variants, the variable and gradual process of vaccine distribution in some countries, and the concern over further waves of infections are causing continued unpredictability and uncertainty.

While the COVID-19 pandemic did not have a material impact on our business, financial condition, or results of operations for the six months ended June 30, 2021, we have experienced operational business disruptions as a result of the pandemic. For example, most of our corporate employees are currently working remotely from home, and we did suspend all commercial air and train travel for business for a period of time. In addition, our field teams have had limited access to physicians. As of June 1, 2021, we allowed commercial air and train travel for business and as of July 1, 2021, we have re-opened the office for those employees who choose to work from the office.

We continue to monitor the impacts of COVID-19 (including the new COVID-19 variants) on the global economy and on our business operations. However, at this time, it is difficult to predict how long the potential operational impacts of the pandemic will last or to what degree further disruption might impact our operations and financial results. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition, as well as our ability to execute our business strategies and initiatives in their respective expected time frames.

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

We do track our external research and development cost by project, and currently over 99% of the costs are related to our development of Recorlev.

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

Other Expense, Net

Other expense, net, consists of unrealized loss or gain on the remeasurement of the fair value of the warrant liability, interest income generated from our cash, cash equivalents and marketable securities, foreign exchange gains and losses and gains and losses on investments.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020.

The following table sets forth our results of operations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020		$2021	2020	$

	(in thousands)			(in thousands)
Revenues:
Net product sales	$10,042	$7,760	$2,282	$18,424	$14,434	$3,990

Cost and operating expenses:
Cost of sales (excluding amortization of intangible asset)	467	393	74	878	1,362	(484)
Selling, general and administrative	15,988	9,638	6,350	26,934	20,041	6,893
Research and development	5,397	6,152	(755)	11,235	13,704	(2,469)
Amortization of intangible asset	1,255	1,255	—	2,511	2,511	—
Total cost and expenses	23,107	17,438	5,669	41,558	37,618	3,940
Operating loss	(13,065)	(9,678)	(3,387)	(23,134)	(23,184)	50
Other expense, net	(175)	(7,594)	7,419	(1,920)	(6,786)	4,866
Loss before income taxes	(13,240)	(17,272)	4,032	(25,054)	(29,970)	4,916
Income tax expense	(1)	—	(1)	(1)	—	(1)
Net loss	$(13,241)	$(17,272)	$4,031	$(25,055)	$(29,970)	$4,915

Revenues and cost of sales

Net product sales were $10.0 million for the three months ended June 30, 2021, an increase of $2.3 million compared to the three months ended June 30, 2020. Product sales from Keveyis increased primarily due to an increase in the number of patients on Keveyis and an increase in the price of Keveyis. Of the total increase in product sales, $1.9 million was due to the increase in the number of patients on Keveyis and $0.8 million from an increase in the price of Keveyis, which were offset by an increase of $0.4 million in our sales allowances. Cost of sales increased due to the increase in sales volume for the three months ended June 30, 2021.

Net product sales were $18.4 million for the six months ended June 30, 2021, an increase of $4.0 million compared to the six months ended June 30, 2020. Product sales from Keveyis increased primarily due to an increase in the number of patients on Keveyis and an increase in the price of Keveyis. Of the total increase in product sales, $2.9 million was due to the increase in the number of patients on Keveyis and $1.4 million from an increase in the price of Keveyis, which were offset by an increase of $0.3 million in our sales allowances. Cost of sales decreased due to changes in the assumptions underlying our purchase forecast which affects the allocation of cost between the purchase price of our inventory and the supply agreement. As a result of our ongoing efforts to evaluate and update our sales forecast for Keveyis based on actual sales, we reduced our inventory purchase forecast to better align with this updated sales forecast and inventory on-hand. This adjustment to the purchase forecast has resulted in a lower amount of the cost of each inventory batch being allocated to inventory and correspondingly a higher amount of the cost of each inventory batch being allocated to reduce the supply agreement liability. As a result of the reduction in the allocated cost to inventory, our cost of sales has correspondingly decreased on a per unit level.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020		$2021	2020	$

	(in thousands)			(in thousands)
Compensation and other personnel costs	$5,468	$3,669	$1,799	$10,674	$7,448	$3,226
Outside professional and consulting services	8,775	4,516	4,259	12,623	9,701	2,922
Stock-based compensation expense	1,586	1,280	306	3,305	2,550	755
Facility costs	159	173	(14)	332	342	(10)
Total selling, general and administrative expenses	$15,988	$9,638	$6,350	$26,934	$20,041	$6,893

Selling, general and administrative expenses were $16.0 million for the three months ended June 30, 2021, an increase of $6.4 million compared to the three months ended June 30, 2020. The increase is primarily due to an increase in compensation costs and an increase in our outside professional fees, mostly due to investment banking fees and legal expenses related to our proposed business combination transaction with Xeris.

Selling, general and administrative expenses were $26.9 million for the six months ended June 30, 2021, an increase of $6.9 million compared to the six months ended June 30, 2020. The increase is primarily due to an increase in compensation costs and an increase in our outside professional fees, mostly due to investment banking fees and legal expenses related to our proposed business combination transaction with Xeris.

Research and Development Expenses

The following table summarizes our research and development expenses during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020		$2021	2020	$

	(in thousands)			(in thousands)
Product development and supporting activities	$3,471	$4,195	$(724)	$7,343	$9,732	$(2,389)
Compensation and other personnel costs	1,430	1,464	(34)	2,838	2,998	(160)
Stock-based compensation expense	496	493	3	1,054	974	80
Total research and development expenses	$5,397	$6,152	$(755)	$11,235	$13,704	$(2,469)

Research and development expenses were $5.4 million for the three months ended June 30, 2021, a decrease of $0.8 million compared to the three months ended June 30, 2020. The decrease was primarily due to decreases in the costs associated with our LOGICS and OPTICS trials during the three months ended June 30, 2021.

Research and development expenses were $11.2 million for the six months ended June 30, 2021, a decrease of $2.5 million compared to the six months ended June 30, 2020. The decrease was primarily due to decreases in the costs associated with our LOGICS and OPTICS trials partially offset by increases in regulatory costs associated with our NDA submission during the six months ended June 30, 2021.

Amortization of Intangible Asset

Amortization of intangible asset was $1.3 million and $2.5 million for the three and six months ended June 30, 2021 and 2020, respectively.

Other Expense, Net

The following table summarizes our other income, net, during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020		$2021	2020	$

	(in thousands)			(in thousands)
Unrealized gain (loss) on fair value of warrants	$680	$(7,367)	8,047	$(95)	$(6,787)	$6,692
Interest expense	(810)	(253)	(557)	(1,592)	(253)	(1,339)
Other (expense) income, net	(45)	26	(71)	(233)	254	(487)
Total other expense, net	$(175)	$(7,594)	$7,419	$(1,920)	$(6,786)	$4,866

Total other expense, net was $0.2 million in for the three months ended June 30, 2021, compared to other expense, net of $7.6 million in 2020. This $7.4 million decrease was largely due to the net $8.0 million impact from the revaluation of the fair value of our warrant liability mostly due to the change in our volatility and stock price and an additional $0.6 million in interest expense on our Term Loan Agreement which we entered into in May 2020.

Total other expense, net was $1.9 million in for the six months ended June 30, 2021, compared to other expense, net of $6.8 million in 2020. This $4.9 million decrease was largely due to the net $6.7 million impact from the revaluation of the fair value of our warrant liability mostly due to the change in our volatility and stock price and an additional $1.3 million in interest expense on our Term Loan Agreement which we entered into in May 2020.

Income Tax

We recorded income tax expense of $1,000 for the three and six months ended June 30, 2021 and did not record an expense for the three and six months ended June 30, 2020

Cash Flows

Comparison for the Six Months Ended June 30, 2021 and 2020:

	Six Months Ended
	June 30
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(23,220)	$(27,375)
Investing activities	(10)	21,122
Financing activities	(518)	9,130
Net (decrease) increase in cash and cash equivalents	$(23,748)	$2,877

Operating Activities

Net cash used in operating activities was $23.2 million for the six months ended June 30, 2021, compared to $27.4 million for the six months ended June 30, 2020. The decrease in net cash used in operating activities resulted primarily from an increase of $4.0 million in net revenues.

Investing Activities

Net cash used in investing activities was insignificant for the six months ended June 30, 2021 compared to proceeds of $21.1 million for the six months ended June 30, 2020. The decrease is due to the sale of marketable securities during the 2020 period. We did not hold marketable securities during the 2021 period.

Financing Activities

The change in net cash used in financing activities was due to payments related to tax withholding of net share settled equity awards offset by stock option exercises and sales of shares under our ATM facility. In addition, the prior period had $9.5 million provided by financing activities due to the proceeds received under our Term Loan Agreement with Avenue Venture Opportunities Fund L.P.

Liquidity and Capital Resources

We continuously and critically review our liquidity and anticipated capital requirements in light of our clinical trial activities and the significant uncertainty created by the COVID-19 global pandemic and the recent emergence of COVID-19 variants.

We believe that our cash and cash equivalents of $63.8 million at June 30, 2021, will be sufficient to allow us to fund planned operations for at least 12 months beyond the issuance date of the unaudited consolidated financial statements.

Cash used to fund operating expenses is affected by the timing of when we make payments to our vendors, as reflected in the change in our outstanding accounts payable and accrued expenses set forth in the consolidated financial statements, included in this Quarterly Report.

Our future funding requirements will depend on many factors, including the following:

●	the amount of revenue that we receive from sales of Keveyis;
●	the cost and timing of establishing sales, marketing, distribution and administrative capabilities;
●	the scope, rate of progress, results and cost of our clinical trials testing and other related activities for Recorlev and veldoreotide and our ability to obtain the necessary regulatory approval of our Recorlev NDA;
●	the number and characteristics of product candidates that we pursue, including any additional product candidates we may in-license or acquire;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the cost, timing and outcomes of regulatory approvals, including product labeling;
●	adequate reimbursement from payors for Keveyis and Recorlev (if approved) on a timely basis;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any required milestone and royalty payments thereunder;

●	the emergence of competing technologies and their achieving commercial success before we do or other adverse market developments;
●	the cost, timing and outcome of our anticipated business combination transaction with Xeris Pharmaceuticals, Inc.; and
●	any extended impact of COVID-19 (and related variants).

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. We plan to continue to fund our operations and capital funding needs through equity or debt financing along with revenues from Keveyis. There can be no assurances, however, that additional funding will be available on terms acceptable to us.

Long-term Debt

On May 19, 2020, we entered into the $30 million Loan Agreement with Avenue Venture Opportunities Fund L.P. (“Avenue”), as administrative agent and collateral agent, and the lenders named therein and from time to time a party thereto (the “Lenders”). Pursuant to the terms of the Loan Agreement, our wholly-owned subsidiary, Strongbridge U.S. Inc., borrowed $10 million from the Lenders at closing.  As a result of achieving positive top-line data for Recorlev in our Phase 3 LOGICS clinical trial in September 2020, we were eligible to and did borrow an additional $10 million under the Loan Agreement on December 30, 2020. The remaining $10 million tranche will become available to us between October 1, 2021, and March 31, 2022, if we achieve FDA approval of Recorlev and subject to Avenue’s investment committee approval.

At-The-Market Facility

We entered into an equity distribution agreement with Jefferies LLC (“Jefferies”) on March 25, 2021, pursuant to which we may sell, at our option, from time to time, up to an aggregate of $50 million of our ordinary shares through Jefferies, as sales agent. We will pay Jefferies a commission equal to 3% of the gross proceeds from the sale of our ordinary shares under this at-the-market (“ATM”) facility. Pursuant to the terms of the equity distribution agreement, we reimbursed Jefferies for certain out-of-pocket expenses, including the fees and disbursements of counsel to Jefferies, incurred in connection with establishing the ATM facility and have provided Jefferies with customary indemnification rights. For the period ended June 30, 2021, we did not sell any shares under this agreement.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of June 30, 2021 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information disclosed elsewhere in this Quarterly Report, we have identified the following additional risks and uncertainties that may have a material adverse effect on our business prospects, financial condition, or results of operations. Investors should carefully consider the risks described below, as well as the other risks that were discussed in our 2020 Annual Report. The risk factors discussed below and in our 2020 Annual Report do not identify all risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Our pending business combination transaction with Xeris creates incremental business, regulatory and reputational risks.

On May 24, 2021, we announced that we had entered into a transaction agreement with Xeris. The proposed transaction with Xeris entails important risks, including, among others: the risk that either company is unable to obtain the requisite shareholder or regulatory approvals, or to satisfy all of the other conditions required to consummate the proposed transaction on the proposed terms and schedule, if at all; the risk that a failure to complete the transaction has an adverse effect on the market price of Strongbridge ordinary shares and on Strongbridge’s operating results; the risk that we are unable to realize the expected benefits of the transaction; the risk that we and Xeris are unable to promptly and effectively integrate our combined operations; the risk of negative effects relating to the announcement of the transaction or any further announcements relating to the transaction or the consummation of the transaction on the market price of Strongbridge ordinary shares; the risk that we incur significant transaction costs and/or unknown or inestimable liabilities; the risk that any potential payment of the proceeds pursuant to the CVR Agreement may not be distributed at all or result in any value to Strongbridge shareholders; the risk of potential litigation associated with the transaction; the risk of adverse effects from general economic and business conditions that affect the combined companies following the consummation of the transaction; the risks posed by the COVID-19 pandemic on Strongbridge’s business or the combined businesses following the consummation of the transaction; the risks posed by changes in global, political, economic, business, competitive, market and regulatory forces, future exchange and interest rates, changes in tax laws, regulations, rates and policies, future business acquisitions or disposals and competitive developments; and other risks described in our SEC filings, including definitive additional materials, the joint proxy statement and other filings generally applicable to significant transactions and related integrations that are or will be filed with the SEC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

2.1

Transaction Agreement, dated as of May 24, 2021, by and among Xeris Pharmaceuticals, Inc., Strongbridge Biopharma plc, Xeris Biopharma Holdings, Inc., and Wells MergerSub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37569) filed with the SEC on May 24, 2021).

2.2	Appendix III to the Rule 2.5 Announcement (Conditions Appendix) (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-37569) filed with the SEC on May 24, 2021).
2.3

Expenses Reimbursement Agreement, dated as of May 24, 2021, by and between Xeris Pharmaceuticals, Inc. and Strongbridge Biopharma plc (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-37569) filed with the SEC on May 24, 2021).

10.1	Form of Irrevocable Undertaking (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37569) filed with the SEC on May 24, 2021).
31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBRIDGE BIOPHARMA PLC

By:	/s/ Richard S. Kollender
Name:	Richard S. Kollender
Title:	President & Chief Financial Officer

Date: August 5, 2021